Form 10QSB
period 2000-09-30
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2000-11-16
CIK 1035270

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ending September 30, 2000

                                       Or

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

                          Commission File No. 333-93475

                    CORNERSTONE MINISTRIES INVESTMENTS, INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

Georgia                                                       58-2232313
--------------------------------------------------------------------------------
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)

6035 Atlantic Blvd, Suite C, Norcross, GA                        30071
--------------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)

Issuer's telephone number, including area code: (404)-320-3311
                                                --------------

--------------------------------------------------------------------------------
Former name, address and former fiscal year, if changed since last report.

Check  whether  the issuer  (1) filed all  reports  required  to be filed by the
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                          Yes _X_              No___

As of October 30, 2000, there were issued and outstanding 303,852 shares of the common stock of the issuer.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                    Cornerstone Ministries Investments, Inc.

                                      Index

                                                                           Page

Form 10-QSB Title Page                                                       1

Index                                                                        2

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheet at September 30, 2000                         3

                 Statement of Operations for three and nine
                 Months ending September 30, 1999 and 2000                   4

                 Statements of Cash Flow for nine months ended
                 September 30, 1999 and 2000                                 5

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operation                6


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           9

         Item 2. Changes in Securities                                       9

         Item 3. Defaults on Senior Securities                               9

         Item 4. Submission of Matters to a Vote of Security-Holders         9

         Item 5. Other Information                                           9

         Item 6. Exhibits and Reports on Form 8-K                            9

Signatures                                                                  10

                   Cornerstone Ministries Investments, Inc.
                                Balance Sheet
                                (unaudited)

                                                 $    36,799

Assets
              Current Assets
              Checking/Money Markets             $   326,060
              Accounts Receivable                $     6,229
                                                 -----------
              Total Current Assets               $   332,289

              Fixed Assets
              Land and Property                  $   280,509
              Amortizable Assets                 $   339,016
              Accumulated Amortization           $   (38,477)
                                                 -----------
              Total Fixed Assets                 $   581,048

              Other Assets
              Loan Interest Receivable           $   100,710
              Late Fees Receivable               $       437
              Loans                              $ 5,182,115
              Prepaid Commissions                $   118,563
                                                 -----------
              Total Other Assets                 $ 5,401,825
                                                 -----------

Total Assets                                     $ 6,315,163
                                                 ===========


Liabilities
              Current Liabilities
              Accounts Payable                   $    18,266
              Taxes Payable                      $     7,300
              Note Payable                       $   450,000
              Due PIF                            $    10,856
              Interest Payable of Certificates   $   172,950
              Rent Deposits Held                 $       700
                                                 -----------
              Total Current Liabilities          $   641,806

              Long Term Liabilities
              Investor Certificates              $ 3,813,729
                                                 -----------
              Total Long Term Liabilities        $ 3,813,729
                                                 -----------

Total Liabilities                                $ 4,473,801
                                                 ===========

Equity
              Capital Stock                      $     2,238
              Paid in Capital                    $ 1,869,284
              Retained Earnings                  $   172,953
              Net Income                         $    19,309
              Dividends Paid                     $  (222,421)
                                                 -----------
              Total Equity                       $ 1,841,363

Total Liabilities and Equity                     $ 6,315,163
                                                 ===========

                            Cornerstone Ministries Investments, Inc.
                                   Statement of Operations
                                         (unaudited)


                                                     Three Months Ended                    Nine Months Ended
                                               September 30,      September 30,       September 30,     September 30,
                                                   1999               2000                1999              2000
Income
    Interest Income-Loans                        $  35,048          $ 121,872          $  79,731         $ 267,241
    Fees and Services                            $  44,200          $    --            $ 147,200         $ 136,000
    Mortgage Late Fees                           $   1,237          $     714          $   1,541         $   3,151
    Interest Income_Bank                         $  11,760          $   2,284          $  27,144         $  11,944
------------------------------------------------------------------------------------------------------------------
Total Income                                     $  92,244          $ 124,870          $ 255,256         $ 450,321

Expense
    Interest Expense                             $  64,010          $  99,831          $ 141,665         $ 267,241
    Operating Expenses                           $  26,638          $  55,220          $  78,219         $ 143,574
    Marketing Expenses                           $    --            $   7,435          $     385         $   7,435
    Income Taxes                                 $   1,838          $    --            $  13,581         $  16,500
------------------------------------------------------------------------------------------------------------------
Total Expense                                    $  92,486          $ 162,035          $ 233,850         $ 434,750
------------------------------------------------------------------------------------------------------------------

Net Income                                       $    (242)         $ (37,165)         $  21,407         $  15,571
==================================================================================================================

                            Cornerstone Ministries Investments, Inc.
                                   Statement of Cash Flows
                                         (unaudited)
                                                                 Nine Months Ended
                                                      September 30, 1999     September 30, 2000
Operating Activities
              Net Income                                 $    21,407
              Adjustments to Reconcile
              Net Income to Net Cash
              Accounts Rec
              Deposit on Real Estate                     $    (5,000)          $     5,000
              Accounts Payable                                                 $   (24,915)
              Taxes Payable                              $     5,771           $   (13,790)
              Note Payable                                                     $   450,000
              Due PIF                                    $    35,704           $    10,856
              Interest Payable on Certificates           $    83,834           $    88,767
              Legal Fees Payable                         $  (144,255)
              Dividends Payable                                                $   (29,776)
              Loan Draws Payable                         $   351,592           $   (40,619)
              Net Cash Provided by                       -----------           -----------
              Operating Activities                       $   348,603           $   454,686


Investing Activities
              Fixed Assets                                                     $  (280,509)
              Amorizable Assets                          $   (35,868)          $   (79,317)
              Accumulated Amortization                   $    10,091           $    17,296
              Loan Interest Rec                          $   (14,918)          $   (56,605)
              Late Fees Rec                              $      (629)          $     1,625
              Loans                                      $(1,752,006)          $(1,769,136)
              Prepaid Commissions                        $   (59,496)          $   (24,882)
              Net Cash Provided by                       -----------           -----------
              Investing Activities                       $(1,852,826)          $(2,191,528)


Financing Activities
              Investors Certificaes                      $ 2,459,839           $   757,453
              Capital Stock                              $       461           $     1,047
              Paid In Capital                            $   460,699           $   679,445
              Retained Earnings                                                $    (8,798)
              Dividends Declared                                               $    29,776
              Dividends Paid                             $   (52,340)          $  (102,056)
              Net Cash from Financing                    -----------           -----------
              Activities                                 $ 2,868,659           $ 1,356,867
                                                         -----------           -----------
Net Cash increase for period                             $ 1,364,436           $  (379,975)

Cash at beginning of period                              $   677,576           $   706,035
                                                         -----------           -----------
Cash at end of period                                    $ 2,042,012           $   326,060
                                                         ===========           ===========



Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
Since our inception we have been focused on serving only non-profit religious institutions. We offer specialized financing programs for churches and non-profit sponsors of senior adult housing and affordable housing programs. To date almost all of the business conducted by CMI has been with churches engaged in the construction of new facilities, however, it is anticipated that in the last quarter of the year 2000 CMI will realize significant fee income from investment in loans for affordable housing.

CMI generates income from origination and renewal fees on loans, interest on loans, lease payments, gains on the sale of property and investments in money market investments. We charge a 10% fee on new loans and renewal fees of as much as 5%. Our interest rates currently are set at 10%. Fees and interest represent the bulk of CMI income for the first nine months of the year 2000.

Comparison of periods ending September 30, 1999 and September 30, 2000
General
         Gross income for the first nine months ending September 30, 1999 was $255,256 and $450,321 for 2000. Net income for these periods was $21,407 and $15,571 respectively. For the three-month periods July to September, 1999 and July to September 2000 gross income was $92,244 and $124,870. Net income for these periods was $(242) and $(37,165). The large increase in gross income is due to the overall increase in assets available for investment. Assets for investment on September 30, 1999 and September 30, 2000 were $4,721,131 and $6,315,163. Total loans outstanding were $2,377,185 and $5,182,115 at the end of the respective periods.

Income
         Interest Income. Interest income on loans increased in the first nine months of 2000 to $299,226 from $79,371 during the same period in 1999. The increase in loan interest income was the result of an increase of loans outstanding of $2,804,930, from $2,377,185 to $5,182,115, as well as loans from 1999 being outstanding for the full period in 2000.Investment interest income for the first nine months of 1999 and 2000 respectively was $27,144 and $11,944. The decline in investment interest income was the outcome of having a smaller investment in money market funds and interest bearing accounts and a larger investment in loans.

         For the three months ending September 30, 1999 and September 30, 2000 loan interest income was $35,048 and $121,872. Again the increase is the result of significantly larger balance in outstanding loans.

         Fee Income. Fee income for the first nine months of 2000 declined vis-a-vis the same period in 1999, from $147,200 to $136,000. The decline is the result of two factors; first, CMI was able to close more loans in the first three quarters of 1999 because it had more un-invested cash, and second, a delay in a significant closing until the fourth quarter of 2000, delaying earning of the loan closing fees. During the fourth quarter CMI expects to recognize as much as $300,000 in loan fee income.

Expenses
         Interest Expenses. CMI experienced an increase in interest expense for the comparable nine-month periods ending September 30, 1999 and September 30, 2000 of $125,576, from $141,665 to $267,241. This change represents the interest on an increased in the amount of certificates outstanding of $745,390 and Series A Certificates remaining outstanding for the period in 2000. In May of 2000 CMI began sales of its Series B certificates. From May until September 2000 an additional $757,453 in certificates were outstanding. In the first quarter of 2000 CMI obtained a line of credit from Presbyterian Investors Fund, Inc. to fund commitments while CMI raised additional capital. The outstanding balance as of September 30, 2000 was $450,000. To September 30, 2000 CMI had paid interest on the line of credit of $49,360.

For the three-month periods ending September 30, 1999 and 2000 the increase in interest expense was $17,378 from $64, 010 to $81, 381 as a result of increased certificates outstanding. During this three-month period CMI paid $17,993 in interest on its line of credit with Presbyterian Investors Fund. During this period CMI reduced the outstanding balance of the line of credit from $604,456 June 30, 2000 to $450,000 on September 30, 2000.

         Marketing and Selling expenses. CMI to date has not had to commit resources to marketing its lending capabilities because of the significant backlog of projects with which it has been approached. Total promotional expense for the first nine months of 1999 was $385 and for the same period in 2000 CMI had spent $7,435, all in the three-month period ending September 30, 2000.

         Operating and administrative expenses. Operating and administrative expenses, including brokerage expenses totaled $78,219 in the first nine months of 1999 and $143,574. This increase of 84% can be attributed primarily to the increase in the assets of CMI, and additional sales of securities by the company, thereby increasing its amortization expense. CMI pays a management fee of 1.5% of assets to Presbyterian Investors Fund. As the assets of CMI increase, the management fee increases, during this nine-month period, from $35,550 to $50,980, an increase of 43%. Commission expense (selling commissions are paid in cash but capitalized and amortized over three, five, and seven years depending on whether a three-year, five-year, or common stock is sold) increased from $12,063 to $17,296 as securities were sold from the new offering commenced May 17, 2000. The commission expense will continue to increase as additional securities are sold to increase lending capability. In addition, amortized legal expenses increased as a result of the new offering. Legal expenses connected with the new offering and the transfer of trust services from Colonial Trust Company to Computershares, Inc. are capitalized and amortized. The increase in amortized cost was $7,205 or 71%. Accounting fees increased to $12,373 as a result of costs of the 1999 Audit by T. Jackson McDaniel.

During the three months ended September 30, 1999 and September 30, 2000 total operating and administrative expenses increased from $26, 639 to $55,220. This increase is primarily due to the increase in management fees from $11,850 to $19,006; commissions from $5,329 to $15,320; amortization expense from $4,160 to $8,921; and one time legal expenses connected with loans of $7,309.

         Taxes. For the nine month periods total estimated taxes for 1999 were $13,851 and for 2000 $16,500. If the anticipated loan income is realized in the fourth quarter of 2000, an additional $130,000 (approximately) in taxes will be due from this income after expenses and payment of expected dividends. For the three months ended September 30, 2000 CMI had not set any funds aside for taxes.

Dividends

During the first nine months of 1999 CMI paid quarterly dividends totaling $0.60 per share for an annualized rate of 12%. In January 2000 the Board voted to split the existing shares, reducing their price from $10.00 per share to $6.50 per share and increasing the total shares outstanding. During the period ending September 30, 2000 the Board of Directors elected to declare dividends on a semi-annual basis. For investors of record on June 30, 2000 the Board of Directors declared a semi-annual dividend of $0.39 per share or an annualized return of 12%.

Liquidity and Capital Resources

         Cash from operations. Net cash flow from operations in the nine-months ending September 30, 1999 and September 30, 2000 was $348,603 and $454,686 respectively. Net cash flow from investing activities was $(1,852,826) and $(2,191,528.) Net cash flow from financing activities was $2,868,659 and $1,356,867.

         Cash from financings. CMI's first offering of stock and certificates raised a total of $3,747,306. CMI began operations with an initial investments of $510,000 from individuals and Presbyterian Investors Fund, Inc.

         Current Offering. CMI is seeking new capital of $19,275,000, consisting of 2,275,000 in common stock and $17,000,000 in unsecured debt. The offering was declared effective May 17, 2000. Through September 30, 2000 CMI had received $655,184 in common stock investments and $834,453 in unsecured debt investments. We believe that the expected amount of additional sales from the offering, as well as cash on hand will be sufficient to meet our capital requirements for the next quarter. The offering is a best efforts direct public offering. The amount and timing of our future capital requirements will depend on factors such as the origination and funding of new investments, the costs of additional underwriting and marketing efforts and general expenses of operations.

Effects of Inflation

Inflation, which has been limited during the course of our operating history, has had little effect on our operations. We do not believe that it will have a significant impact on our cost of capital or on the rates that we can charge on our loans. Inflation resulting in increased real estate prices could potentially increase the gains realized on the sale of properties, while at the same time decrease the ability of some potential client to purchase, finance or lease property.

Year 2000 issues

We have upgraded all of our internal computer and software systems as well as communications equipment to be Year 2000 standards. Since a large part of our accounting and record keeping is done by outside sub-contractors, we have sought and received assurances in writing from the major service providers of their compliance with Y2K requirements. This compliance includes the transition from the year 2000 to the year 2001.

Part II. Other Information

Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         Not Applicable

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Cornerstone Ministries Investments, Inc.
                            (Registrant)
                             Dated: November 15, 2000

                             By:     /S/John T. Ottinger
                                    ---------------------------------------
                                      John T. Ottinger
                                      Vice President and Chief Financial Officer