Form 10KSB40
period 2000-12-31
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2001-03-29
CIK 1035270

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-KSB

     [X] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the fiscal year ended

                                       or

     [ ] Transition report under section 13 or 15(d) of the securities exchange act of 1934 For the transition period from to

                        Commission file number 333-93475

                  PIF/Cornerstone Ministries Investments, Inc.
        (Exact name of small business issuer as specified in its charter)

              Georgia                                  58-2232313
   (State or other jurisdiction                      (IRS Employer
          of incorporation)                        Identification No.)

6030 Bethelview Road, Suite 101, Cumming, GA             30040
  (Address of principal executive offices)             (Zip Code)

           Issuer's telephone number, including area code 404.323.3311

  Cornerstone Ministries Investments, Inc. , 6035 Atlantic Boulevard, Suite C,
                          Norcross, Georgia 30071-1345
         (Former name or former address, if changed since last report.)

Securities registered under Section 12(b) of the Exchange Act:

Common stock, without par value    Chicago Stock Exchange (approved for listing)
     Title of each class            Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act: (Title of class) Not applicable (Section 15(d) filing)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year  $ 931,806

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of February 28, 2001 the aggregate market value was $2,659,022 based upon current public offering price.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 415,739 shares of common stock as of February 28, 2001

Documents incorporated by reference: Portions of Issuer's Form SB-2 Registration Statement, effective May 3, 2000. (Issuer has not furnished any annual reports to shareowners or proxy solicitation materials.)

                                     Part I

Item 1. Description of Business.

The information required by this item is incorporated by reference from the section "Business" on pages 9 through 14 of the final Prospectus contained in the Issuer's Pre-effective amendment no. 2 to Form SB-2, as it became effective with the Commission on May 1, 2000.

Item 2. Description of Property.

The information required by this item is incorporated by reference from the section "Business: Facilities" on page 14 of the final Prospectus contained in the Issuer's Pre-effective amendment no. 2 to Form SB-2, as it became effective with the Commission on May 1, 2000.

Item 3. Legal Proceedings.

The information required by this item is incorporated by reference from the section "Business: Legal proceedings" on page 14 of the final Prospectus contained in the Issuer's Pre-effective amendment no. 2 to Form SB-2, as it became effective with the Commission on May 1, 2000.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Issuer is in the process of its initial public offering. Its common stock has been approved for Tier II registration on the Chicago Stock Exchange, subject to completion of the offering within certain numerical requirements.

There have been no recent sales of unregistered securities.

Following is information on the use of the proceeds received through February 28, 2001 from the Issuer's ongoing initial public offering of its common stock:

(1) The effective date of the Securities Act registration statement was May 1, 2000 and the file number assigned is 333-93475.

(2)  The offering commenced May 1, 2000.

(3)  The offering has not terminated.
     There are no underwriters.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Merger with Presbyterian Investors Fund, Inc.

On December 29, 2000 Presbyterian Investors Fund, Inc., a not for profit corporation, merged into Cornerstone Ministries Investments, Inc. The name of the merged entity became PIF/Cornerstone Ministries Investments, Inc.

The $ 23,280,643 in assets from PIF are primarily performing church loans and cash held in money market accounts awaiting distribution according to outstanding loan commitments. The $ 23,280,643 in liabilities assumed are primarily Certificates of Participation in three loan funds. These are fixed term, fixed rate securities that are either unsecured or collateralized by specific loan assets.

PIF/CMI had assets on December 31, 2000 of $31,124,693; liabilities of $28,542,096; and a total equity of $2,582,597.

Overview of operations

Since their inception, both CMI and PIF have been focused on serving only faith-based organizations, principally churches. We also offer specialized programs for churches and non-profit sponsors of senior housing and affordable housing programs. While our earnings have historically come from financing churches, that began to change during the last quarter of 2000 as CMI began to realize revenues from investment in senior and affordable housing projects.

PIF/CMI generates revenue from origination and renewal fees on loans, interest on these loans, gains on the sale of property and interest on money market accounts. We also receive limited lease income, but we are no longer pursuing a lease/purchase strategy. We currently charge a 10% fee on new loans and renewal fees of as much as 5% of the outstanding balance of the renewing loan. Our interest rate on all new loans is currently from 10% to 12%. Some loans are participating loans, enabling PIF/CMI to receive income from the gains on the sale of property for which it has provided financing. The participation percentage varies between 25% and 33% of the gains on the sale of real estate.

Comparison of Periods Ending December 31, 1999 and December 31, 2000
Income

         General. Assets increased from $4,502,381 at the end of 1999 to $31,124,693 at the end of 2000, as a result of the merger with PIF and the sale of CMI's stock and certificates. The December 29, 2000 merger was too late to materially affect income for the year. Gross income was $534,336 for 1999 and $912,396 for 2000. Net income for these periods, before dividends but after taxes, was $116,138 and $214,228. The increase in gross and net income is the result of increased investable assets resulting from the sale of shares and certificates.

Total loans outstanding on December 31, 1999 were $3,412,979 and $26,469,809 on December 31, 2000. Our other assets at the end of 2000 included $273,500 in investments in church bonds and $869,066 in interest receivable. We also had investments in liquid securities of $2,181,280, as required by PIF's financing terms.

         Interest Income. Interest income on loans increased during the year 2000, from 148,758 to 432,590, largely as a result of additional loans made during this period. The total increase in loans outstanding, prior to the merger with PIF was $1,981,212, from $3,412,979 at December 1999 to $5,394,191 at
December 29, 2000. The loan balance as of December 31, 2000, reflecting the effects of the merger was $26,469,809. Pro forma loan interest income for the full year 2000 for the combined companies would have been $2,244,862.

Investment interest income prior to the merger decreased from $34,453 to $19,410, reflecting a more rapid deployment of available funds into loans. PIF, prior to the merger, earned $193,166 in investment interest income in 2000, plus $27,631 in bond interest income.

         Fee Income. Fee income for the twelve months ending December 31, 2000 was $478,806 versus $263,162 for the same period in 1999. The increase is the result of additional loans being made during the course of the year out of increased funds arising from the sale of stock and certificates, as well as some limited refinancing of existing loans by third parties, providing some additional loanable assets. Total pro forma fee income for the combined entities for the twelve months ending December 31, 2000 was $1,308,140.

         Income from the sale of property. CMI did not realize any income from the sale of property during the year 2000. By the end of 1999, CMI had disposed of most of the property to which it held title. None of its participating loans had sold property during the course of the year. PIF/CMI currently holds title to one property, in Soddy Daisy, TN, which it expects to sell during the year 2001.

Expenses

         Interest Expenses. As a result of its growth in assets, and as a result of drawing $750,000 from its line of credit, CMI experienced an increase in interest expense from $209,541 to $314,871. This increase in interest expense, in addition to the interest expense on the LOC of $53,360, is a result of a net increase in outstanding certificate principal of $1,692,864, from $3,063,334 to $4,756,198. The company began sales of its Series B Certificates of Participation in May 2000 and the increase is the net of sales less $55,000 in principal balance of certificates that matured. From the proceeds of the current offering of stock and certificates, the company fully repaid its LOC prior to the merger with PIF. The combined pro-forma interest expense for 2000, reflecting the merger, was $2,354,546.

         Marketing and Selling Expenses. To date, CMI has not committed substantial resources for marketing its lending capabilities because of the continuing backlog of projects with which it has been approached. Total promotional expenses in 2000 were $21,435, an increase of $14,000 over expenses in 1999.

         Operating and Administrative Expenses. Operating and administrative expenses totaled $152,092 in 1999 and $196,072 in 2000. This increase can be attributed to having a larger asset base on which administrative services are calculated. Prior to the merger, CMI paid PIF an administrative services fee of 1.5% of assets. This component of operating and administrative fees increased from $47,400 to $76,125. Other areas of expense increase were: accounting, from $7,595 to $12, 373; legal expense, from $3,265 to $10,925; as well as other smaller increases. CMI also experienced some reduction in expenses between 1999 and 2000: from $43, 257 to $3,964 in consulting fees and from $15,256 to $9,363 in trust service fees.

Selling commissions are paid in cash but capitalized over three, five, and seven years depending on whether a three-year certificate, five-year certificate or common stock is sold. Commissions increased from $18,046 in 1999 to $36,716 in 2000 as certificates and common stock have been sold in the current offering, which commenced in May 2000. Commission expense, and the accompanying capitalized assets will increase as securities continue to be sold.

Amortized legal expenses increased as a result of the new offering in the year 2000. Legal expenses associated with both the 1998 offering and the 2000 offering are capitalized and amortized. We capitalized and are amortizing the costs associated with the transfer of registrar, paying agent, and trustee services.

         Taxes. CMI paid taxes of $56,567 in 1999 on pre-tax income of $172,705. We estimate taxes for the year 2000 will be approximately $130,166 on pre-tax income of $344,394. Total expenses, including taxes, for 1999 were $418,200 and $717,578 for 2000.

Dividends

         We paid quarterly dividends totaling $1.00 per share during 1999, for an annual rate based on the initial stock offering price of 10%. In January of 2000 the Board of Directors voted to split the existing shares, reducing their price from $10.00 per share to $6.50 per share and increasing the number of shares outstanding. The Board also elected to change the payment of dividends from quarterly to semi-annual periods. During 2000 the Board declared semi-annual dividends of $0.78 each per share, for an annualized return of 12%.

Liquidity and Capital Resources

         Cash from Operations. Net cash provided from operating activities in 1999 was $19,215 and for 2000 was $1,540,958.

         Cash from Financings. CMI began operations in 1996 with an initial investment of $510,000 from individuals and PIF. CMI's first offering of stock and certificates in 1998 raised a total of $3,747,306.

         Current Offering. CMI is currently seeking new capital of up to $19,275,000, consisting of $2,275,000 in common stock (shares priced at $6.50 per share) and $17,000,000 in unsecured debt. This offering began in May 2000. Through December 31, 2000, 214,035 shares had been sold, raising $1,391,228, and an additional $1,754,922 in certificates had been sold. The total realized from this ongoing offering is $3,146,150. A portion of these new investments came from maturing investments in PIF.

We believe that additional sales of new investments from the current and planned offerings, as well as cash on hand, expected refinancings and sales of existing loans, will be sufficient to meet our capital needs for the next quarter. The amount and timing of our future capital requirements will depend on factors such as the origination and funding of new investments, the costs of additional underwriting and marketing efforts, and general expenses of operations.

Effects of Inflation

Inflation, which has been limited during the course of our operating history, has had little effect on operations and we do not believe it will have a significant effect on our cost of capital or on the rates that we charge on our loans.

Inflation resulting in increased prices for real estate could potentially increase the gains realized from the sale of property, while at the same time decrease the ability of some potential clients to purchase, finance, or lease a property.

Item 7. Financial Statements.

The information required by this item is on pages F-1 through F-9 of this Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by this item is incorporated by reference from the section "Management" on page 14 of the final Prospectus contained in the Issuer's Pre-effective amendment no. 2 to Form SB-2, as it became effective with the Commission on May 1, 2000. William Lamberth is no longer a director.

Item 10. Executive Compensation.

During the fiscal year ended December 31, 2000, Cecil Brooks and John Ottinger were the Issuer's only executive officers. They were compensated by Presbyterian Investors Fund and their services to the Issuer are included in the administrative services agreement the Issuer had with Presbyterian Investors Fund. The Issuer has no employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

 The following table shows the beneficial ownership of the Issuer's common stock as of December 31, 2000 owned by each of CMI's directors and executive officers, each shareowner known by the Issuer to own beneficially 5% or more of its outstanding shares and (iii) all directors and officers as a group. We believe that the beneficial owners of the common stock listed below, based on information they furnished, have sole investment and voting power over their shares, subject to community property laws where applicable.

Name of  Beneficial Owner               Number of      Percentage of Total
                                        Shares         Common Stock
                                        Beneficially   Beneficially Owned
                                        Owned

Cecil A. Brooks                         1,953               *            *

Taylor McGown                           1,538               *            *

Irving B. Wicker                        1,538               *            *

John T. Ottinger                        1,540               *            *

All directors and executive officers    6.659              1.6%          *
as a group (4 Persons)


* Amounts to less than one percent.

Item 12. Certain Relationships and Related Transactions. Furnish the information required by Item 404 of Regulation S-B.

The information required by this item is incorporated by reference from the section "Certain Transactions" on page 17 of the final Prospectus contained in the Issuer's Pre-effective amendment no. 2 to Form SB-2, as it became effective with the Commission on May 1, 2000.

Item 13. Exhibits and Reports on Form 8-K.

     Exhibit Number                 Description                  Incorporated
  (Part III, Form 1-A)                                          by reference to

        2.1              Amended  and  Restated  Articles of
                         Incorporation of the Issuer                  3.1*

        2.2              Amended and Restated By-laws of the
                         Issuer                                       3.2*

        3 Article III.A., page 1 of the Amended and Restated Articles of Incorporation and Article III of the Amended and Restated By-laws (Reference is made to Exhibits 2.1 and 2.2)

        6.1              Administrative  Services  Agreement
                         with  Presbyterian  Investors Fund,
                         Inc.                                        10.1*

        6.2              Plan of Merger                               7(c)^

* Exhibit number in Part II, Item 27 of the Issuer's Form SB-2, as it became effective with the Commission on May 1, 2000.

^    Exhibit number in Form 8-K Report for December 29, 2000,  filed January 16,
     2001.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                             T. JACKSON McDANIEL III

                           Certified Public Accountant
                               1439 McLendon Drive
                                     Suite C
                                Decatur, GA 30033
                                 (770) 491-0609

To the Board of Directors
PIF/Cornerstone Ministries Investments, Inc.
Cumming, Ga

I have audited the accompanying balance sheet of PIF/Cornerstone Ministries Investments, Inc. as of December 31, 2000, 1999 and 1998 and the related statements of income, retained earnings, cash flows and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PIF/Cornerstone Ministries Investments, Inc. as of December 31, 2000, 1999 and 1998 and the results of its operations, its cash flows and changes in stockholders' equity for the years then ended in conformity with generally accepted accounting principles.

S/T. Jackson McDaniel III

March 12, 2001

PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
BALANCE SHEET
December 31, 2000, December 31, 1999 and December 31, 1998

ASSETS

                                                       12/31/00        12/31/99         12/31/98
                                                    -------------    ------------      ------------
CURRENT ASSETS
 CASH                                               $  2,181,280     $   706,035     $     677,576
 ACCOUNTS RECEIVABLE                                      67,085               -                 -
 ACCRUED INTEREST RECEIVABLE                             869,066          46,167             1,948
                                                    -------------    ------------      ------------

          TOTAL CURRENT ASSETS                         3,117,431         752,202           679,524


REAL ESTATE LOANS RECEIVABLE                          26,469,809       3,412,979           625,179

FIXED ASSETS-NET OF ACCUMULATED
 DEPRECIATION                                              6,689

INTANGIBLE ASSETS-NET OF ACCUMULATED
  AMORTIZATION                                           455,226         332,200           199,510

INVESTMENTS
 REAL ESTATE HELD                                        295,499

OTHER ASSETS
 PREMIUM PAID FOR ASSET ACQUISITION                      500,000
 BOND HOLDINGS                                           273,500
 PREPAID INSURANCE                                         5,507
 DEPOSIT                                                   1,031           5,000                 -
                                                    -------------    ------------      ------------

          TOTAL  ASSETS                             $ 31,124,693     $ 4,502,381     $   1,504,213
                                                    =============    ============    ==============



LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
 ACCOUNTS PAYABLE                                   $     26,337     $    87,537     $     147,534
 INTEREST PAYABLE                                      2,213,690          83,750             2,697
 INCOME TAXES PAYABLE                                    112,264          30,810                 -
 PAYROLL TAX LIABILITIES                                  34,871
 DIVIDENDS PAYABLE                                       151,974          29,776                 -
 DUE TO CHURCH GROWTH FOUNDATION                          22,240
 RENT DEPOSITS HELD                                          700             700             5,780
                                                    -------------    ------------      ------------

          TOTAL CURRENT LIABILITIES                    2,562,076         232,573           156,011

LONG TERM LIABILITIES-INVESTOR CERTIFICIATES
 INVESTOR CERTIFICATES                                25,483,051       3,056,276           608,500
 BOND FUND CERTIFICATES                                  474,145
                                                      -----------      ----------      ------------

          TOTAL LONG TERM LIABILITIES                 25,957,196       3,056,276           608,500

 DEFERRED INCOME TAXES                                    22,823          12,372             3,948
                                                    -------------    ------------      ------------

          TOTAL LIABILITIES                           28,542,096       3,301,221           768,459

COMMON STOCK, .01 PAR VALUE,
 10,000,000 SHARES AUTHORIZED,
 397,227  ISSUED AND OUTSTANDING                           3,972           1,191               730

PAID IN CAPITAL                                        2,578,286       1,189,839           729,140

RETAINED EARNINGS (DEFICIT)                                  339          10,130             5,884
                                                    -------------    ------------      ------------

          TOTAL SHAREHOLDER'S EQUITY                   2,582,597       1,201,160           735,754
                                                    -------------    ------------    --------------

TOTAL LIABILITIES AND MEMBER'S EQUITY               $ 31,124,693     $ 4,502,381     $   1,504,213
                                                    =============    ============    ==============


               See accompanying accountant's report and notes to financial statements.

PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC
STATEMENT OF INCOME
   AND RETAINED EARNINGS
For the years ended December 31, 2000, December 31, 1999 and December 31, 1998

                                                                        12/31/00              12/31/99               12/31/98
                                                                  -----------------     ------------------         -------------
REVENUES
 Interest Income-Loans                                             $       432,590       $        148,758       $        47,958
 Fees Earned                                                               478,806                263,162                     -
 Rental Income                                                                                      1,452                     -
 Other income                                                                1,000
 Gain on Sale of Real Estate                                                                       86,513                37,280
                                                                  -----------------     ------------------         -------------

 TOTAL REVENUES                                                            912,396                499,885                85,238

OPERATING EXPENSES
 Interest Expense-Investor Certificates                                    314,871                209,541                 6,297
 Interest on Line of Credit                                                 53,360
 Management Fees                                                            76,125                 47,400                     -
 Marketing Expenses                                                         92,239                 33,876                12,716
 Operating Expenses                                                         50,817                 70,816                20,313
                                                                  -----------------     ------------------         -------------

 TOTAL OPERATING EXPENSES                                                  587,412                361,633                39,325

NET INCOME FROM OPERATIONS                                                 324,984                138,252                45,913


OTHER INCOME (EXPENSE)
 Interest Income-Banks                                                      19,410                 34,453                 3,190
 Income Tax Expense                                                       (130,166)               (56,567)              (10,038)
                                                                  -----------------     ------------------         -------------

 TOTAL OTHER INCOME (EXPENSE)                                             (110,756)               (22,114)               (6,848)

NET INCOME                                                         $       214,228       $        116,138       $        39,065

RETAINED EARNINGS (DEFICIT)-BEGINNING OF YEAR                               10,130                  5,884                 5,069

DIVIDENDS                                                                 (224,019)              (111,892)              (38,250)
                                                                  -----------------     ------------------         -------------

RETAINED EARNINGS (DEFICIT)-END OF YEAR                            $           339       $         10,130       $         5,884
                                                                  =================     ==================         =============


                               See accompanying accountant's report and notes to financial statements.

PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
For the year ended December 31, 2000


                                                                     Retained        Total
                                       Common        Paid-In         Earnings        Owner's
                                       Stock         Capital        (Deficit)        Equity
                                     ----------    -------------    ----------    -------------
Balance at December 31, 1999           $ 1,191      $ 1,189,839      $ 10,130      $ 1,201,160

Net Income (Loss) for the year                                                               -
 ended December 31, 2000                                              214,228          214,228

Dividends declared                                                   (224,019)        (224,019)

Capital contribution                     2,781        1,388,447                      1,391,228
                                     ----------    -------------    ----------    -------------

Balance at December 31, 2000           $ 3,972      $ 2,578,286         $ 339      $ 2,582,597
                                     ==========    =============    ==========    =============

                                                                                           F-4

           See accompanying accountant's report and notes to financial statements.


PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENT OF CASH FLOWS
For the years ended December 31, 2000, December 31, 1999
  and December 31, 1998
                                                     12/31/00           12/31/99          12/31/98
                                                ----------------    ---------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash from Operations:
   Net income (loss)                             $      214,228      $     116,138      $    39,065

  Items that do not use
    Cash:
      Amortization                                       31,945             14,332            3,879
  (Increase) Decrease in
    Accounts Receivable                                 (67,085)                 -                -
  (Increase) Decrease in
    Accrued Interest Receivable                        (822,899)           (44,219)             377
  (Increase) Decrease in
    Intangible Assets                                  (154,971)          (147,022)        (188,636)
  (Increase) Decrease in
    Other Assets                                         (1,538)            (5,000)               -
  Increase (Decrease) in
    Accounts Payable                                    (61,200)           (59,997)         147,534
  Increase (Decrease) in
    Interest Payable                                  2,129,940             81,053            2,697
  Increase (Decrease) in
    Dividends Payable                                   122,198             29,776                -
  Increase (Decrease) in
    Rent Deposit Payable                                                    (5,080)           4,599
  Increase (Decrease) in
    Income taxes payable                                 81,454             30,810                -
  Increase (Decrease) in
    Payroll Tax Liabilities                              34,871
  Increase (Decrease) in
    Other Liabilities                                    23,564
  Increase (Decrease) in
    Deferred tax liability                               10,451              8,424            3,948
                                                ----------------    ---------------       ----------

Net Cash Provided (Used) by
  Operating Activities                                1,540,958             19,215           13,463

Cash Flows From Investing Activities:
  Real Estate Purchased                                (295,499)
  Effect of PIF Asset Acquisition                      (308,966)
  Loans purchased                                   (21,720,888)                 -                -
  Loans made                                         (3,387,451)        (3,552,450)        (364,585)
  Loan principal repayments received                  2,051,509            764,874          162,703
                                                ----------------    ---------------       ----------
Net Cash Provided (Used) by
  Investing Activities                              (23,661,295)        (2,787,576)        (201,882)

Cash Flows From Financing Activties:
  Stock subscriptions sold                            1,391,228            461,160          219,870
  Certificates of Indebtedness Issued                 1,699,922
  Certificates of Indebtedness Acquired              20,726,853          2,417,776          608,500
  Dividends Paid                                       (222,421)           (82,116)         (38,250)
                                                ----------------    ---------------       ----------

Net Cash Provided by Financing Activities            23,595,582          2,796,820          790,120

Net Increase (Decrease)
  in Cash:                                            1,475,245             28,459          601,701
Cash-Beginning of Year                                  706,035            677,576           75,875
                                                ----------------    ---------------       ----------

Cash-End of Year                                $     2,181,280      $     706,035      $   677,576
                                                   =============       ============    =============

                                                 .                                               F-5

During the year ended December 31, 2000 the Company paid cash interest of $317,360

    See accompanying accountant's report and notes to financial statements.

                PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1 - Summary of Significant Accounting Policies

(A)  Conformity  with Generally  Accepted  Accounting  Principles and Accounting
     Method

The accounting policies of the Company conform to generally accepted accounting principles consistent to its industry. The Company uses the accrual method of accounting.

(B) Description of Company's Operations

The Company is in the business of originating and purchasing Mortgage loans on Church and Church related properties. Costs associated with loan applications received directly from borrowers are expensed as period costs.

The Company is also in the business of investing in Church and Church related real estate for the purpose of 1)selling at a profit, 2)leasing to Churches and Church related activities.

(C) Organizational Information

The Company is a corporation organized under the laws of the State of Georgia.

(D) Organizational Expenses

The expenses associated with organizing the corporation and beginning business have been capitalized and are being amortized over 60 months.

(E) Provision for Loan Losses

Management is of the opinion that losses arising from the default of Church or Church related loans are not probable or reasonably estimated. Management has an aggressive policy of working out any potential problem loans before they reach the default stage. As of the balance sheet date no loan is in arrears in a material amount. Therefore, no allowance for loan losses is reflected in the accompanying statements.

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(F) Comparative Data

The Balance Sheet information for the years ended December 31, 1999 and December 31, 1998 are presented for comparative purposes and are not intended to be complete financial statement presentations.

(G) Accrued Interest Income

Interest income is accrued monthly on the outstanding balance of loans receivable.

(H) Accrued Interest Expense

Interest on Certificates of Indebtedness is accrued semiannually from the date of issuance, and may be paid semiannually. Investors holding five year certificates in multiples of $10,000 may receive interest monthly.

(G) Cash and Cash Equivalents

Cash and cash equivalents include checking accounts and short term certificates with original maturities of 90 days of less.

NOTE 2 - LEASE COMMITMENTS

The Company currently has no lease commitments. For the year ended December 31, 2000 the Company shared office space at no cost with its largest shareholder. Subsequent to December 31, 2000 the Company continued this arrangement on a month to month basis until it occupied new office space on February 28, 2001. (See NOTE 12)

NOTE 3 - REAL ESTATE LOANS RECEIVABLE

At December 31, 2000, 1999, and 1998 the Company had Real Estate Loans Receivable from Churches totaling $26,469,809, $3,412,979, and $625,179 respectively. These loans mature over a period beginning in 2001 and ending in 2012. Of the total loans receivable at December 31, 2000 $21,720,888) were acquired as a result of the PIF Acquisition (See NOTE 11)

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of costs incurred to 1)organize the Company, 2) costs of registering the Company's equity and debt securities, 3) developing the Prospectus for registering of the Company's securities, and 4) commissions paid and/or accrued on the sale of debt securities and equity securities. These intangibles are amortized on a straight line basis periods of 5 to 40 years.

NOTE 5 - INCOME TAXES

Income taxes payable and the corresponding expense on The Company's net income for the years ended December 31, 2000, December 31, and 1998, December 31, 1997 has been computed as follows:

                               12/31/2000         12/31/1999        12/31/1998
                             ---------------    ---------------    -------------

Current:    Federal           $ 101,519          $    36,044        $    4,128
            State                18,195                8,151             1,962



Deferred    Federal               9,058               10,747             2,820
            State                 1,394                1,625             1,128
                             ---------------    ---------------    -------------

                              $ 130,166         $     56,567       $    10,038
                             ===============    ===============    =============


Deferred income taxes arise because of timing differences between financial accounting and tax accounting rules for the deductibility of intangible amortization expense.

NOTE 6 - CASH CONCENTRATION

A cash concentration risk arises when the Company has more cash in one financial institution then is covered by insurance. At December 31, 2000, December 31, 1999 and December 31, 1998 the Company had cash in one institution that was over the amount insured by the FDIC of $2,081,280 $606,035, and $577,576.

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 7 - SIGNIFICANT BUSINESS CONCENTRATION

At December 31, 2000 the Company has loans receivable derived from lending activities of $26,469,809. Of this amount $5,155,426 or approximately 19.5% of the total loan portfolio of the Company is from one entity. This entity borrowed the funds to finance Phase I of an Assisted Living Facility in Ft. Pierce, Fl. At December 31, 2000 this facility had not yet opened. However, subsequent to year end, the financed facility opened Phase I.

NOTE 8-NAME CHANGE

Prior to the year ended December 31, 1998, the Company was named "Cornerstone Ministries Fund, Inc.". During the year ended December 31, 1998, the Company changed its name to "Cornerstone Ministries Investments, Inc." to allow it to register its securities in all 50 states and to more correctly identify it with its mission.

At the end of the year ended December 31, 2000 the Company again changed its name as a result of the acquisition of assets of the Presbyterian Investors Fund, Inc. (See NOTE 12). Effective December 29, 2000 the Company's name became PIF/Cornerstone Ministries Investments, Inc.

NOTE 9-SECURITIES OFFERING

In December 1999 the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933. Under this Registration Statement it is the Company's intent to raise approximately $19,275,000 in additional capital. This is to be accomplished through the issuance of $2,275,000 in additional Common Stock and $17,000,000 in new Certificates of Indebtedness.

As of the date of the accompanying accountant's report the company has an additional 278,100 shares of stock outstanding as a result of this offering.

NOTE 10-STOCK SPLIT

In December of 1999 the board of directors authorized a stock split in a ratio of approximately 1.53 to 1. This split was effected for shareholders of record on January 2, 2000, and effected as of January 15, 2000. The split has no effect on the earnings or cash position of the company at December 31, 2000.

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 11-ACQUISITION OF ASSETS OF PRESBYTERIAN INVESTORS FUND, INC.

On October 11, 2000 the Board of Directors agreed to acquire certain assets of the Presbyterian Investors Fund, Inc. (PIF). PIF was in the business of originating and purchasing loans made to churches that are members of The Presbyterian Church in America (PCA). The acquisition price was determined by an evaluation of the loan portfolio of PIF and was to be paid by the assumption of certain liabilities of PIF plus a premium to be paid for the assets that was not to be less than $500,000. This acquisition was closed on December 29, 2000 effective as of that date. The financial statements to which these footnotes are a part include the results of that acquisition.

NOTE 12-SUBSEQUENT EVENT-REAL ESTATE ACQUISITION

On February 1, 2001 the company acquired two office condos to be used as office space. The purchase price was $250,000. The company occupied this new office space on February 28, 2001. Until the new space was occupied the company operated under a month to month lease at $1,031 a month.

                                   SIGNATURES

In accordance with Section 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC. (Issuer)

                          By   S/Cecil A. Brooks               March  22 , 2001
                               ------------------------------
                               Cecil A. Brooks, Chief Executive

Officer

     Each person whose signature appears below appoints Cecil A. Brooks, John T. Ottinger, or either of them, his or her attorney-in-fact, with full power of substitution and resubstitution, to sign any and all amendments to this report on Form 10-KSB of PIF/Cornerstone Ministries Investments, Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment.

In  accordance  with the Exchange  Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.
                 Signature                                    Title                                Date
                 ---------                                    -----                                ----
   S/Cecil A. Brooks                                 Chief Executive Officer, President and          March 22, 2001
--------------------------------------------         Chairman of the Board of Directors
   Cecil A. Brooks

   S/John T. Ottinger                                Vice President, Chief Financial Officer         March 22, 2001
--------------------------------------------         Secretary, Treasurer and Director
   John T. Ottinger                                  (Principal financial and accounting officer)

   S/Theodore R. Fox                                 Director                                        March 22, 2001
--------------------------------------------
   Theodore R. Fox

   S/Richard E. McLaughlin                           Director                                        March 22, 2001
--------------------------------------------
   Richard E. McLaughlin

   S/Jayme Sickert                                   Director                                        March 22, 2001
--------------------------------------------
   Jayme Sickert

   S/Irving B. Wicker                                Director                                        March 22, 2001
--------------------------------------------
   Irving B. Wicker

   S/Taylor McGown                                   Director                                        March 22, 2001
--------------------------------------------
   Taylor McGown

    S/Henry Darden                                   Director                                        March 22, 2001
--------------------------------------------
   Henry Darden