Form 10QSB
period 2001-03-31
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2001-05-15
CIK 1035270

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 2001

                                       Or

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________


                          Commission File No. 333-93475

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Georgia                                                       58-2232313
--------------------------------------------------------------------------------
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)

6030 Bethelview Rd, #101, Cumming, GA                            30071
--------------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)

Issuer's telephone number, including area code: (678)-455-1100
                                                --------------

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

                  Yes__X_                   No___

As of April 30, 2001, there were issued and outstanding 468,324 shares of the common stock of the issuer.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                  PIF/Cornerstone Ministries Investments, Inc.

                                      Index

                                                                          Page

Form 10-QSB Title Page                                                      1

Index                                                                       2

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheet at March 31, 2000 and 2001                  3

                  Statement of Operations for thre
                  Months ending March 31, 2000 and 2001                     4

                  Statements of Cash Flow for three
                  Months ending March 31, 2000 and 2001                     5

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation              6

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                          8

         Item 2. Changes in Securities and Use of Proceeds                  8

         Item 3. Defaults on Senior Securities                              8

         Item 4. Submission of Matters to a Vote of Security Holders        8

         Item 5. Other Information                                          8

         Item 6. Exhibits and Reports on Form 8-K                           8

Signatures                                                                  9


                                            PIF/Cornerstone Ministries Investments, Inc.
                                                           Balance Sheet
                                                   As of March 31, 2000 and 2001

                                                                                               -------------------------------------
                                                                                               Mar 31, 01                 Mar 31, 00
                                                                                               ----------                 ----------
ASSETS
    Current Assets
      Checking/Savings                                                                          2,723,206                    224,088
      Accounts Receivable                                                                          51,632                      6,593
      Other Current Assets                                                                         19,518

    Total Current Assets                                                                        2,794,356                    230,681

    Fixed Assets
      Fixed Assets
         Soddy Daisy property                                                                     326,963                    261,670
         PIF Office Equipment                                                                       6,689                          0
         PIF merger                                                                               500,955                          0
         Office Building                                                                          252,922                          0
         Accumulated Depreciation                                                                 -14,479                          0
                                                                                               ----------                 ----------
      Total Fixed Assets                                                                        1,073,050                    261,670
                                                                                               ----------                 ----------

    Total Fixed Assets                                                                          1,073,050                    261,670

    Other Assets
      Bond Holdings                                                                               248,500                          0
      Loan Interest Receivable                                                                    762,718                     35,878
      Bond interest receivable                                                                     12,312                          0
      Late fees receivable                                                                            401                         19
      Loans                                                                                    26,857,247                  3,534,006
      Amortizable Assets                                                                          342,751                    290,205
      Accumulated Amortization                                                                    -64,854                    -25,369
      Prepaid Commissions                                                                         201,560                     87,871
                                                                                               ----------                 ----------
    Total Other Assets                                                                         28,360,635                  3,922,610
                                                                                               ----------                 ----------

TOTAL ASSETS                                                                                   32,228,041                  4,414,961
                                                                                               ==========                 ==========
LIABILITIES & EQUITY
    Liabilities
      Current Liabilities                                                                          32,466
         Other Current Liabilities
           Payroll Liabilities
             FICA, Med. & Fed. Withholding                                                          8,595                          0
             State withholding                                                                      1,353                          0
             Federal unemployment                                                                      21                          0
             State unemployment                                                                     1,105                          0
                                                                                               ----------                 ----------
           Total Payroll Liabilities                                                               11,074                          0
           Income Taxes Payable                                                                     3,570                        600
           due to investors                                                                        18,988                          0
           Due to Church Growth Found                                                              39,563                          0
           Due to CDF                                                                                   0                      5,838
                                                                                                                         Page 1 of 2

                                            PIF/Cornerstone Ministries Investments, Inc.
                                                           Balance Sheet
                                                   As of March 31, 2000 and 2001


                                                                                               -------------------------------------
                                                                                               Mar 31, 01                 Mar 31, 00
                                                                                               ----------                 ----------

           Interest payable on certificate                                                      2,394,629                    126,801
           Rent deposits held                                                                           0                        700
                                                                                               ----------                 ----------
         Total Other Current Liabilities                                                        2,467,824                    133,939
                                                                                               ----------                 ----------

      Total Current Liabilities                                                                 2,500,290                    133,939

      Long Term Liabilities
         Debt certificates
           Investor's certificates                                                              7,314,457                  3,056,276
           Mortgage Fund certificates                                                           6,941,588                          0
           Church Development certificates                                                     11,904,842                          0
           Bond Fund certificates                                                                 474,145                          0
                                                                                               ----------                 ----------
         Total Debt certificates                                                               26,635,032                  3,056,276

         Building Loan                                                                            207,229                          0
                                                                                               ----------                 ----------
      Total Long Term Liabilities                                                              26,842,261                  3,056,276
                                                                                               ----------                 ----------
    Total Liabilities                                                                          29,342,551                  3,190,215

    Equity
      Capital Stock                                                                                 4,436                      1,832
      Paid in Capital                                                                           2,879,434                  1,189,198
      Retained Earnings                                                                           382,022                    181,751
      Dividends paid                                                                             -374,395                   -150,376
      Net Income                                                                                   -6,007                      2,238
                                                                                               ----------                 ----------
    Total Equity                                                                                2,885,490                  1,224,643
                                                                                               ----------                 ----------

TOTAL LIABILITIES & EQUITY                                                                     32,228,041                  4,414,858
                                                                                               ==========                 ==========

                                                                                                                         Page 2 of 2

                  PIF/Cornerstone Ministries Investments, Inc.
                             Statement of Operations
                 For three months ending March 31, 2000 and 2001


                                                      --------------------------
                                                      Jan - Mar 01  Jan - Mar 00
                                                      ------------  ------------
    Income
       Interest Income
          Interest earned - loans                        660,561        82,589
          Interest earned - bonds                          5,044             0
          Mortgage late fees                               1,546         1,097
          Early Redemption Penalty                         3,375             0
          Interest - bank accounts                        23,194         7,399
                                                         -------       -------
       Total Interest Income                             693,720        91,085

       Fees and services                                 194,000        33,500
       Rental Income                                       2,779             0
       Miscellaneous                                       2,911         1,000
                                                         -------       -------
    Total Income                                         893,410       125,585

    Expense
       Interest Expenses
          Interest on Line of Credit                           0        11,300
          Interest on certificates                       609,870        68,859
          Interest on Building Loan                        1,537             0
                                                         -------       -------
       Total Interest Expenses                           611,407        80,159

       Marketing Expenses
          Amortization expense                            11,729         4,188
          Commissions                                      7,913         5,810
          Compliance and registration                        450             0
          Printing expense                                 1,430             0
          Promotion expense                               25,656             0
          Travel expense                                   8,984             0
                                                         -------       -------
       Total Marketing Expenses                           56,162         9,998

       Operating Expenses
          Audit & Tax Services                            16,328             0
          Accounting expense                              21,285         9,849
          Bank service charges                               502           189
          Consulting fee                                   1,450           400
          Equipment rental                                 1,895             0
          Appraisal expense                                1,850             0
          Loan closing costs                               9,760             0
          Insurance expense                                2,754             0
          Depreciation                                    14,479             0
          Legal expense                                   18,612         1,271
          Meals and entertainment                            950             0
          Management fees                                      0        15,927
          Building Repairs & Maintenance                   1,436             0
          Office expense                                   4,379             0
          Postage and courier expense                      2,711           233
          Printing expense                                   759             0
          Taxes and licenses                                   0           765
          Rent expense                                     3,177             0

                  PIF/Cornerstone Ministries Investments, Inc.
                             Statement of Operations
                 For three months ending March 31, 2000 and 2001


                                                      --------------------------
                                                      Jan - Mar 01  Jan - Mar 00
                                                      ------------  ------------
          Trust service fees                              15,263         3,955
          Telephone expense                                8,958             0
          Ttrustees expense                                4,422             0
          Utilities                                          345             0
                                                         -------       -------
       Total Operating Expenses                          131,315        32,589

       Personnel Expenses
          Salary                                          85,673             0
          FICA & Medicare                                  6,554             0
          Unemployment taxes                               1,384             0
          Medical Benefits                                 3,349             0
                                                         -------       -------
       Total Personnel Expenses                           96,960             0

       Estimated income taxes                              3,570           600
                                                         -------       -------
    Total Expense                                        899,414       123,346
                                                         -------       -------
Net Income                                                -6,004         2,239
                                                         =======       =======

                                            PIF/Cornerstone Ministries Investments, Inc.
                                                       Statement of Cash Flows
                                           For three months ending March 31, 2000 and 2001

                                                                                                    --------------------------------
                                                                                                    Jan - Mar 01        Jan - Mar 00
                                                                                                    ------------        ------------
       OPERATING ACTIVITIES
         Net Income                                                                                     -6,007                2,238
         Adjustments to reconcile Net Income
         to net cash provided by operations:
             Accounts Receivable                                                                        42,453               -6,593
            Due from Church Growth Found                                                                 1,000                    0
            CMI stock for CGF                                                                          450,000                    0
            Notes rec. - for CGF                                                                       250,000                    0
            Sage advances                                                                               -1,318                    0
            CHI advances                                                                               -15,670                    0
            Prepaid Expense                                                                                623                    0
            Prepaid Insurance                                                                            2,754                    0
            Deposit on Real Estate                                                                           0                5,000
            Security deposits                                                                              631                    0
            Accounts payable                                                                             6,217              -46,816
            PIF Visa                                                                                       476                    0
            Payroll Liabilities:FICA, Med. & Fed. Withholding                                            8,595                    0
            Payroll Liabilities:State withholding                                                        1,353                    0
            Payroll Liabilities:Federal unemployment                                                        21                    0
            Payroll Liabilities:State unemployment                                                       1,105                    0
            Income Taxes Payable                                                                      -133,430              -20,670
            Income Taxes Payable:Georgia tax payments                                                    2,625                    0
            Income Taxes Payable:Fed. Income taxes paid                                                  6,575                    0
            Due to investors                                                                            18,425                    0
            Payroll Liabilities                                                                        -34,871                    0
            Due to Church Growth Found                                                                -711,000                    0
            Due to CDF                                                                                       0                5,838
            Interest payable on certificate                                                            180,938               42,618
            Dividends payable                                                                         -151,974              -29,776
            Loan draws to distribute                                                                         0              -40,619
            Rent deposits held                                                                            -700                    0
                                                                                                     ---------            ---------
       Net cash provided by Operating Activities                                                       -81,179              -88,780

       INVESTING ACTIVITIES
         Fixed Assets:Soddy Daisy property                                                             -31,464             -261,670
         Fixed Assets:PIF merger                                                                          -955                    0
         Fixed Assets:Office Building                                                                 -252,922                    0
         Fixed Assets:Accumulated Depreciation                                                          14,479                    0
         Bond Holdings                                                                                  25,000                    0
         Loan Interest Receivable                                                                       90,670                8,227
         Bond interest receivable                                                                        3,367                    0
         Late fees receivable                                                                              -78                2,042
         Loans:Church Loans-CDF                                                                     -1,909,929                    0
         Loans:Church loans - PIF                                                                    1,717,702                    0
         Loans:Church Loans                                                                           -195,210             -121,027
         Amortizable Assets                                                                                  0              -30,505
         Accumulated Amortization                                                                       11,729                4,188
         Prepaid Commissions                                                                           -35,960                5,810
                                                                                                     ---------            ---------




                                            PIF/Cornerstone Ministries Investments, Inc.
                                                       Statement of Cash Flows
                                           For three months ending March 31, 2000 and 2001


       Net cash provided by Investing Activities                                                      -563,571             -392,935
       FINANCING ACTIVITIES
         Debt certificates: Investor's certificates                                                  2,558,259                    0
         Debt certificates: Mortgage Fund certificates                                              -1,567,702                    0
         Debt certificates: Church Development certificates                                           -312,721                    0
         Building Loan                                                                                 207,229                    0
         Capital Stock                                                                                     464                  641
         Paid in Capital                                                                               301,148                 -641
         Dividends declared                                                                            151,974               29,776
         Dividends paid                                                                               -151,974              -30,010
                                                                                                     ---------            ---------
       Net cash provided by Financing Activities                                                     1,186,677                 -234
                                                                                                     ---------            ---------

    Net cash increase for period                                                                       541,927             -481,949

    Cash at beginning of period                                                                      2,181,280              706,035
                                                                                                     ---------            ---------
Cash at end of period                                                                                2,723,207              224,086
                                                                                                     =========            =========

                                                                                                                         Page 2 of 2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since our inception, we have been focused on serving only faith-based organizations, principally churches. We also offer specialized programs for churches and non-profit sponsors of senior housing and affordable housing programs. While our earnings have historically come from financing churches, that began to change during the last quarter of 2000 as we began to realize revenues from investment in senior and affordable housing projects.

As previously reported, Cornerstone Ministries Investments, Inc. acquired, by merger effective December 29, 2000, all of the assets and liabilities of Presbyterian Investors Fund, Inc., a not for profit corporation. No additional shares were issued in the merger.

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

Comparison of Periods Ending March 31, 2000 and March 31, 2001

Income

General. Assets increased from $4,414,961 at the end of March 2000 to $32,228,042 at the end of March 2001, as a result of the merger with PIF and the sale of CMI's stock and certificates. The December 29, 2000 merger has had a material effect on quarterly income. Gross income was $125,584 for the first quarter of 2000 and $893,410 for 2001. Net income for these periods, before dividends but after taxes, was $2,238 and $(6,007).

Total loans outstanding on March 31, 2000 were $3,534,006 and $26,857,247 on March 31, 2001. Our other assets at the end of March 2001 included $273,500 in investments in church bonds and $786,218 in interest receivable. We also had investments in liquid securities of $2,723,206.

Interest Income. Interest income on loans increased from $82,589 to $660,561, largely as a result of the merger and additional loans made during this period. Investment interest income increased from $7,399 to $23,194 for the three month period, reflecting an increase in cash balances held.

Fee Income. Fee income for the three months ending March 31, 2001 was $194,000 versus $33,500 for the same period in 2000. The increase is the result of additional loans being made during the period out of increased funds arising from the sale of stock and certificates, as well as some limited refinancing of existing loans by third parties, providing some additional lendable assets and the merger.

Income from the sale of property. CMI did not realize any income from the sale of property during the quarters ending March 31, 2000 or March 31, 2001. By the end of 2000, CMI had disposed of most of the property to which it held title. None of its participating loans had sold property during the course of the year. PIF/CMI currently holds title to one property, in Soddy Daisy, TN, which it expects to sell during the year 2001.

Expenses

Interest Expense. As a result of its growth in assets through sales and the merger, PIF/CMI experienced an increase in interest expense from $80,159 to $611,407, including interest expense in the quarter for a loan on its facilities purchased in February of 2001. This increase in interest expense is a result of a net increase in outstanding certificate principal, from $3,056,276 to $29,842,551.

Marketing and Selling Expenses. To date, CMI has not committed substantial resources for marketing its lending capabilities because of the continuing backlog of projects with which it has been approached. Total promotional expenses in the first quarter of 2001 were $25,656 versus $0 in 2000.

Operating and Administrative Expenses. Operating and administrative expenses totaled $131,317 in 2001 and $32,589 in 2000. This increase can be attributed to having a larger asset base on which administrative services are calculated. Prior to the merger, CMI paid PIF an administrative services fee of 1.5% of assets. After the merger, all operating and administrative costs, including selling commissions and legal expenses, are paid directly by PIF/CMI.

Selling commissions are paid in cash but capitalized over three, five, and seven years depending on whether a three-year certificate, five-year certificate or common stock is sold. Amortized commissions increased from $5,810 in 2000 to $7,913 in 2001 as certificates and common stock have been sold in the current offering, which commenced in May 2000. Commission expense and the accompanying capitalized assets will increase as securities continue to be sold.

Amortized legal expenses increased as a result of the new offering in the year 2000. Legal expenses associated with both the 1998 offering and the 2000 offering are capitalized and amortized. We capitalized and are amortizing the costs associated with the transfer of registrar, paying agent, and trustee services as well.

Taxes. CMI accrued taxes of $3,600 in 2000 on pre-tax income of $2,838, anticipating significant additional income. We estimate taxes for the year 2001 will be approximately $172,000 based on projected income estimates for the year.

Liquidity and Capital Resources

Cash from Operations. Net cash provided from operating activities in 2000 was $(88,780) and for 2001 was $(81,179).

Cash from Financings. CMI began operations in 1996 with an initial investment of
$510,000  from   individuals   and  PIF.  CMI's  first  offering  of  stock  and
certificates in 1998 raised a total of $3,747,306.

Current Offering. CMI is currently seeking new capital of up to $19,275,000, consisting of $2,275,000 in common stock (shares priced at $6.50 per share) and $17,000,000 in unsecured debt. This offering began in May 2000. Through March 31, 256,730 in new shares had been sold, raising $1,668,745 in new equity, and an additional $4,267,919 in certificates had been sold, including rollovers from maturing certificates. The total realized from this ongoing offering is $5,936,664. A portion of these new investments came from maturing investments in PIF.

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

Effects of Inflation

Inflation, which has been limited during the course of our operating history, has had little effect on operations and we do not believe it will have a significant effect on our cost of capital or on the rates that we charge on our loans. Inflation resulting in increased prices for real estate could potentially decrease the ability of some potential clients to purchase, finance, or lease a property.

Part II. Other Information

Item 1. Legal Proceedings

         Not Applicable

Item 2. Changes in Securities

(d) The following information is furnished as required by Rule 463 and Item 701(f) of Regulation S-B, for the offering of securities under PIF/CMI's first registration statement filed under the Securities Act of 1933:

         (1) Effective date of the registration statement was May 1, 2000. Effective date of Post-Effective Amendment No. 1 was April 16, 2001. The Commission file number is 333-93475.

         (2)      The offering commenced May 1, 2000.

         (3)      Not applicable.

         (4)      (i) The offering has not terminated.

                  (ii) There is no underwriter.

                  (iii) Securities registered are common stock and Series B Certificates of Indebtedness.

                  (iv) For the common stock, 350,000 shares are registered at an aggregate price of $2,275,000; 256,730 shares, at an aggregate offering price of $1,668,745 had been sold through March 31, 2001. For the Certificates of Indebtedness, $17,000,000 face amount are registered at an aggregate price of $17,000,000; $4,267,919 had been sold through March 31, 2001. All sales were for the account of the issuer. There is no selling security holder.

                  (v) The total amount of cash expenses incurred from the effective date of the registration statement to March 31, 2001 was $ 207 ,044, including $162,299 of commissions to registered broker-dealers and $44,745 of other expenses.

                  (vi) The net offering proceeds to the issuer, after deducting total expenses were $5,729,620. .

                  (vii) From the effective date of the registration statement to March 31, 2001, all of the net offering proceeds were used to finance buying and building churches and their related properties. All of these payments of the net proceeds were to persons other than directors, officers or other persons described in Regulation S-B Item 701(f)(4)(vii)(A).

                  (viii) This use of proceeds is as described in the prospectus for the offering.

Item 3. Defaults upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders

         Not Applicable

Item 5. Other Information

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)      No exhibits are filed.

(b) A report on Form 8-K was filed January 16, 2001, to report, under Item 2, the merger of Cornerstone Ministries Investments, Inc. and Presbyterian Investors Fund, Inc. An amended Form 8-KA was filed March 16, 2001 to furnish audited financial statements for the combined entity.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Cornerstone Ministries Investments, Inc.
                                   (Registrant)
                                   Dated: November 15, 2000



                                   By:   S/John T. Ottinger
                                       -----------------------------------------
                                         John T. Ottinger
                                         Vice President and Chief Financial
                                         Officer