Form 10QSB
period 2001-06-30
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2001-08-17
CIK 1035270

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ending June 30, 2001

                                       Or

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

                          Commission File No. 333-93475

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Georgia                                                       58-2232313
------------------------------------------------------------------------
(State or other jurisdiction            (IRS Employer Identification Number)
of incorporation or organization)

6030 Bethelview Rd, #101, Cumming, GA                              30071
----------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)

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

                  Yes__X_                   No___

As of August 31, 2001, there were issued and outstanding 560,013 shares of the common stock of the issuer.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                  PIF/Cornerstone Ministries Investments, Inc.

                                      Index

                                                                        Page

Form 10-QSB Title Page                                                   1

Index                                                                    2

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Report of Certified Public Accountant                  3

                  Balance Sheet at June 30, 2000 and 2001                4

                  Statement of Income and Retained Earnings for
                  Six Months ending June 30, 2000 and 2001               5

                  Statements of Cash Flow for three
                  Months ending June 30, 2000 and 2001                   6

                  Notes to Financial Statement                           7

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation           12

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                       14

         Item 2. Changes in Securities and Use of Proceeds               14

         Item 3. Defaults on Senior Securities                           14

         Item 4. Submission of Matters to a Vote of Security Holders     14

         Item 5. Other Information                                       14

         Item 6. Exhibits and Reports on Form 8-K                        14

Signatures                                                               15

                             T. JACKSON McDANIEL III

                           Certified Public Accountant
                               1439 McLendon Drive
                                     Suite C
                                Decatur, GA 30033
                                 (770) 491-0609



To the Board of Directors
Cornerstone Ministries Investments, Inc.


I have reviewed the accompanying balance sheet of Cornerstone Ministries Investments, Inc. as of June 30, 2001 and the statements of income, retained earnings, and cash flows for the 6 months ended June 30, 2001 and June 30, 2000, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of PIF/Cornerstone Ministries, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.






   /s/ T. Jackson McDaniel III
   ---------------------------
       T. Jackson McDaniel III

August 15, 2001

PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
BALANCE SHEET
June 30, 2001

ASSETS

CURRENT ASSETS
 CASH                                                    $    2,743,742
 ACCOUNTS RECEIVABLE                                            287,772
 ACCRUED INTEREST RECEIVABLE                                    802,987
                                                         ---------------
           TOTAL CURRENT ASSETS                               3,834,501

REAL ESTATE LOANS RECEIVABLE                                 28,590,067

FIXED ASSETS-NET OF ACCUMULATED
 DEPRECIATION                                                   234,220

INTANGIBLE ASSETS-NET OF ACCUMULATED
  AMORTIZATION                                                1,032,286

INVESTMENTS
 REAL ESTATE HELD                                               746,891

OTHER ASSETS
 BOND HOLDINGS                                                  223,000
 PREPAID EXPENSES                                                 1,500
 DEPOSIT                                                            400
                                                         ---------------
           TOTAL  ASSETS                                 $   34,662,865
                                                         ===============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
 ACCOUNTS PAYABLE                                        $       13,468
 INTEREST PAYABLE                                             2,412,731
 INCOME TAXES PAYABLE                                           165,695
 PAYROLL TAX LIABILITIES                                         10,503
 DUE TO INVESTORS                                                89,915
 DUE TO CHURCH GROWTH FOUNDATION                                      -
 RENT DEPOSITS HELD                                                   -
                                                         ---------------
           TOTAL CURRENT LIABILITIES                          2,692,312

LONG TERM LIABILITIES
 BUILDING LOAN                                                  200,933
 INVESTOR CERTIFICATES                                       28,047,867
                                                         ---------------
           TOTAL LONG TERM LIABILITIES                       28,248,800

 DEFERRED INCOME TAXES                                           31,669
                                                         ---------------
           TOTAL LIABILITIES                                 30,972,781

COMMON STOCK, .01 PAR VALUE,
 10,000,000 SHARES AUTHORIZED,
 530,613  ISSUED AND OUTSTANDING                                  5,306

PAID IN CAPITAL                                               3,443,961

RETAINED EARNINGS (DEFICIT)                                     240,817
                                                         ---------------
           TOTAL SHAREHOLDER'S EQUITY                         3,690,084
                                                         ---------------
TOTAL LIABILITIES AND MEMBER'S EQUITY                    $   34,662,865
                                                         ===============

PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC
STATEMENT OF INCOME
   AND RETAINED EARNINGS


For the 6 months ended June 30, 2001 and June 30, 2000


                                                      06/30/01        06/30/00
                                                   --------------  -------------
REVENUES
 Interest Income-Loans                              $  1,348,948    $   178,791
 Fees Earned                                             795,925        136,000
 Rental Income                                             7,346              -
 Other income                                              2,965          1,000
                                                   --------------  -------------
 TOTAL REVENUES                                        2,155,184        315,791

OPERATING EXPENSES
 Interest Expense-Investor Certificates                1,249,017        136,494
 Interest Expense-other                                    5,927         31,367
 Management Fees                                               -         31,973
 Marketing Expenses                                      105,203         19,822
 Operating Expenses                                      431,575         31,559
                                                   --------------  -------------
 TOTAL OPERATING EXPENSES                              1,791,722        251,215

NET INCOME FROM OPERATIONS                               363,462         64,576

OTHER INCOME (EXPENSE)
 Interest Income-Banks                                    51,557          9,660
 Income Tax Expense                                     (174,541)       (12,253)
                                                   --------------  -------------
TOTAL OTHER INCOME (EXPENSE)                           (122,984)        (2,593)

NET INCOME                                          $    240,478    $    61,983

RETAINED EARNINGS (DEFICIT)-BEGINNING OF PERIOD              339         10,130

DIVIDENDS                                                      -        (72,010)
                                                   --------------  -------------
RETAINED EARNINGS (DEFICIT)-END OF PERIOD           $    240,817    $       103
                                                   ==============  =============


     See Accompanying accountant's report and notes to financial statements

PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
  STATEMENT OF CASH FLOWS

For the 6 months ended June 30, 2001 and June 30, 2000

                                                  06/30/01         06/30/00
                                               -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash from Operations:
   Net income (loss)                            $   240,478      $   61,983

  Items that do not use
    Cash:
     Depreciation and Amortization                   59,809           8,375
  (Increase) Decrease in
    Accounts Receivable                            (220,687)        (46,229)
  (Increase) Decrease in
    Accrued Interest Receivable                      66,079         (12,146)
  (Increase) Decrease in
    Intangible Assets                              (106,939)        (70,463)
  (Increase) Decrease in
    Other Assets                                     55,138           5,000
  Increase (Decrease) in
    Accounts Payable                                (12,869)        (74,891)
  Increase (Decrease) in
    Interest Payable                                199,041          37,352
  Increase (Decrease) in
    Dividends Payable                              (151,974)         42,269
  Increase (Decrease) in
    Rent Deposit Payable                               (700)              -
  Increase (Decrease) in
    Income taxes payable                             53,431         (18,557)
  Increase (Decrease) in
   Payroll taxes payable                            (24,368)              -
  Increase (Decrease) in
   Other liabilities                                 67,675               -
  Increase (Decrease) in
    Deferred tax liability                            8,846           3,584
                                               -------------    ------------
Net Cash Provided (Used) by
  Operating Activities                              232,960         (63,723)

Cash Flows From Investing Activities:
  Real estate purchased                            (451,392)       (263,042)
  Plant, property and equipment purchased          (257,460)              -
  Net loans made                                 (2,120,258)       (798,387)
                                               -------------    ------------
Net Cash Provided (Used) by
  Investing Activities                           (2,829,110)      1,061,429)

Cash Flows From Financing Activties:
  Stock subscriptions sold                          867,009          41,987
  Net certificates of Indebtedness Issued         2,090,671         207,141
  Loan-PIF                                                -         606,607
  Building loan                                     200,933
  Dividends                                               -         (72,010)
                                               -------------    ------------
Net Cash Provided by Financing Activities         3,158,613         783,725

Net Increase (Decrease)
  in Cash:                                          562,463        (341,427)
Cash-Beginning of Year                              364,608         706,035
                                               -------------    ------------
Cash-End of Year                               $    927,071      $  364,608
                                               =============    ============

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


(F) Accrued Interest Income

Interest income is accrued monthly on the outstanding balance of loans receivable.

(G) Accrued Interest Expense

Interest on Certificates of Indebtedness is accrued semiannually from the date of issuance, and may be paid semiannually. Investors holding five year certificates in multiples of $10,000 may receive interest monthly.

(H) Cash and Cash Equivalents

Cash and cash equivalents include checking accounts and short term certificates with original maturities of 90 days of less.

NOTE 2 - LEASE COMMITMENTS

The Company currently has no lease commitments at June 30, 2001.

NOTE 3 - REAL ESTATE LOANS RECEIVABLE

At June 30, 2001 the Company had Real Estate Loans Receivable from Churches and Church related properties totaling $28,590,067. These loans mature over a period beginning in 2001 and ending in 2012. Of the total loans receivable at December 31, 2000 $21,720,888) were acquired as a result of the PIF Acquisition (See NOTE
11)

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of costs incurred to 1)organize the Company, 2) costs of registering the Company's equity and debt securities, 3) developing the Prospectus for registering of the Company's securities, and 4) commissions paid and/or accrued on the sale of debt securities and equity securities. Also included in intangile assets is the premium of $500,955 paid as part of the PIF acquisition (SEE NOTE 11). These intangibles are amortized on a straight line basis periods of 5 to 40 years.

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 5 - INCOME TAXES

Income taxes payable and the corresponding expense on The Company's net income for the 6 months ended June 30, 2001 and June 30, 2000 has been computed as follows:

                               06/30/2001         06/30/2000
                             ---------------    ---------------

Current:    Federal           $ 142,193          $      8,744
            State                23,502                 3,505

Deferred    Federal               7,447                 2,855
            State                 1,399                   729
                             ---------------    ---------------

                              $  174,541         $     15,837
                             ===============    ===============


Deferred income taxes arise because of timing differences between financial accounting and tax accounting rules for the deductibility of intangible amortization expense.

NOTE 6 - CASH CONCENTRATION

A cash concentration risk arises when the Company has more cash in one financial institution then is covered by insurance. At June 30, 2001 The Company had cash in banks in excess of FDIC insured amounts totaling $1,468,777.

NOTE 7 - SIGNIFICANT BUSINESS CONCENTRATION

At June 30, 2001 the Company has loans receivable derived from lending activities of $28,590,067. Of this amount $6,129,597 or approximately 21.44% of the total loan portfolio of the Company is from one entity. This entity borrowed the funds to finance Phase I of an Assisted Living Facility in Ft. Pierce, Fl. Subsequent to the quarter ended June 30, 2001 The Company's loan was refinanced and the Company received approximately $3,800,000 in cash plus acquired $2,300,000 in tax free bonds in exchange for the balance.

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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

As of the date of the accompanying accountant's report the company has an additional 374,000 shares of stock outstanding as a result of this offering.

NOTE 10-STOCK SPLIT

In December of 1999 the board of directors authorized a stock split in a ratio of approximately 1.53 to 1. This split was effected for shareholders of record on January 2, 2000, and effected as of January 15, 2000. The split has no effect on the earnings or cash position of the company at June 30, 2001

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001








NOTE 11-ACQUISITION OF ASSETS OF PRESBYTERIAN INVESTORS FUND, INC.

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

Comparison of Periods Ending June 30, 2000 and June 30, 2001

Income

General. Assets increased from $5,337,845 at the end of June 30, 2000 to $34,650,051 at the end of June 2001, as a result of the merger with PIF and the sale of CMI's stock and certificates. The December 29, 2000 merger has had a material effect on quarterly income. Gross income was $315,791 for the first 2 quarters of 2000 and $2,155,184 for 2001. Net income for these periods, before dividends but after taxes, was $61,983 and $240,478.

Total loans outstanding on June 30, 2000 were $4,211,366 and $28,590,067 on June 30, 2001. Our other assets at the end of June 2001 included $223,000 in investments in church bonds and $802,987 in interest receivable. We also had investments in liquid securities of $2,745,742. (????)

Interest Income. Interest income on loans increased from $44,322 to $188.354, largely as a result of the merger and additional loans made during this period. Investment interest income decreased from $15,384 to $9,660 for the six month period

Fee Income. Fee income for the six months ending June 30, 2001 was $136,000 versus $103,000 for the same period in 2000. The increase is the result of additional loans being made during the period out of increased funds arising from the sale of stock and certificates, as well as some limited refinancing of existing loans by third parties, providing some additional lendable assets and the merger.

Income from the sale of property. CMI did not realize any income from the sale of property during the quarters ending June 30, 2000 or June 30, 2001. By the end of 2000, CMI had disposed of most of the property to which it held title. None of its participating loans had sold property during the course of the year. PIF/CMI currently holds title to two properties, one in Soddy Daisy, TN, which it expects to sell during the year 2001, one in Douglasville, Ga which it expects to sell at some time in the near future and one in Cumming, Ga which is being used for corporate offices.

Expenses

Interest Expense. As a result of its growth in assets through sales and the merger, PIF/CMI experienced an increase in interest expense from $77,655 to $167,860, including interest expense in the quarter for a loan on its facilities purchased in February of 2001. This increase in interest expense is primarily a result of a net increase in outstanding certificate principal, from 3,263,416 to $28,047,867.

Marketing and Selling Expenses. To date, CMI has not committed substantial resources for marketing its lending capabilities because of the continuing backlog of projects with which it has been approached. Total promotional expenses in the first two quarters of 2001 were $19,823 versus $14,022 in 2000.

Operating and Administrative Expenses. Operating and administrative expenses totaled $63,532 in 2001 and $37,943 in 2000. This increase can be attributed to having a larger asset base on which administrative services are calculated. Prior to the merger, CMI paid PIF an administrative services fee of 1.5% of assets. After the merger, all operating and administrative costs, including selling commissions and legal expenses, are paid directly by PIF/CMI.

Selling commissions are paid in cash but capitalized over three, five, and seven years depending on whether a three-year certificate, five-year certificate or common stock is sold. Amortized commissions increased from $394,286 in 2000 to $518,516 in 2001 as certificates and common stock have been sold in the current offering, which commenced in May 2000. Commission expense and the accompanying capitalized assets will increase as securities continue to be sold.

Amortized legal expenses increased as a result of the new offering in the year 2000. Legal expenses associated with both the 1998 offering and the 2000 offering are capitalized and amortized. We capitalized and are amortizing the costs associated with the transfer of registrar, paying agent, and trustee services as well.

Taxes. CMI accrued taxes of $12,898in 2000 on pre-tax income of $74,236, anticipating significant additional income. We estimate taxes for the year 2001 will be approximately $175,000 based on projected income estimates for the year.

Liquidity and Capital Resources

Cash from Operations. Net cash provided from operating activities in 2000 was $617,787 and for 2001 was $150,480.

Cash from Financings. CMI began operations in 1996 with an initial investment of
$510,000  from   individuals   and  PIF.  CMI's  first  offering  of  stock  and
certificates in 1998 raised a total of $3,747,306.

Current Offering. CMI is currently seeking new capital of up to $19,275,000, consisting of $2,275,000 in common stock (shares priced at $6.50 per share) and $17,000,000 in unsecured debt. This offering began in May 2000. For the quarter ended June 30, 2001 87,000 in new shares had been sold, raising $565,397 in new equity, and an additional $1,412,835 in certificates had been sold, including rollovers from maturing certificates. The total realized from this ongoing offering is $1,978,232. A portion of these new investments came from maturing investments in PIF.

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

     (2) The offering commenced May 1, 2000.

     (3) Not applicable.

     (4) (i) The offering has not terminated.
         (ii) There is no underwriter.
         (iii) Securities registered are common stock and Series B Certificates of Indebtedness. (iv) For the common stock, 350,000 shares are registered at an aggregate price of $2,275,000; 256,730 shares, at an aggregate offering price of $1,668,745 had been sold through June 30, 2001. For the Certificates of Indebtedness, $17,000,000 face amount are registered at an aggregate price of $17,000,000; $4,267,919 had been sold through June 30, 2001. All sales were for the account of the issuer. There is no selling security holder.
         (v) The total amount of cash expenses incurred from the effective date of the registration statement to June 30, 2001 was $ 207 ,044, including $162,299 of commissions to registered broker-dealers and $44,745 of other expenses.
         (vi) The net offering proceeds to the issuer, after deducting total expenses were $5,729,620. .
         (vii) From the effective date of the registration statement to June 30, 2001, all of the net offering proceeds were used to finance buying and building churches and their related properties. All of these payments of the net proceeds were to persons other than directors, officers or other persons described in Regulation S-B Item 701(f)(4)(vii)(A).
         (viii) This use of proceeds is as described in the prospectus for the offering.

Item 3. Defaults upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders

         Not Applicable

Item 5. Other Information

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K
(a)  No exhibits are filed.
(b) A report on Form 8-K was filed January 16, 2001, to report, under Item 2, the merger of Cornerstone Ministries Investments, Inc. and Presbyterian Investors Fund, Inc. An amended Form 8-KA was filed June 16, 2001 to furnish audited financial statements for the combined entity.

Signatures




In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                             Cornerstone Ministries Investments, Inc.
                             (Registrant)
                             Dated: August 15, 2001

                             By: /S/ John T. Ottinger
                               ----------------------------------
                                     John T. Ottinger
                                     Vice President and Chief Financial Officer