Form 10QSB
period 2001-09-30
PIF/CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2001-11-16
CIK 1035270

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ending September 30, 2001

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

                  Yes__X_                   No___

As of October 31, 2001, there were issued and outstanding 560,013 shares of the common stock of the issuer.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                  PIF/Cornerstone Ministries Investments, Inc.

                                      Index

                                                                            Page
Form 10-QSB Title Page                                                        1

Index                                                                         2

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Review Report                                               3

                  Balance Sheet at September 30, 2001                         4

                  Statement of Income and Retained Earnings for Nine
                  Months ending September 30, 2000 and 2001                   5

                  Statements of Cash Flow for Nine
                  Months ending September 30, 2000 and 2001                   6

                  Notes to Financial Statements                               7

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation                11

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            13

         Item 2. Changes in Securities and Use of Proceeds                    13

         Item 3. Defaults on Senior Securities                                13

         Item 4. Submission of Matters to a Vote of Security Holders          13

         Item 5. Other Information                                            13

         Item 6. Exhibits and Reports on Form 8-K                             13


Signatures                                                                    14

                             T. JACKSON McDANIEL III

                           Certified Public Accountant
                               1439 McLendon Drive
                                     Suite C
                                Decatur, GA 30033
                                 (770) 491-0609


To the Board of Directors
Cornerstone Ministries Investments, Inc.


I have reviewed the accompanying balance sheet of Cornerstone Ministries Investments, Inc. as of September 30, 2001 and the statements of income, retained earnings, and cash flows for the 9 months ended September 30, 2001 and September 30, 2000, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of PIF/Cornerstone Ministries, Inc.

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


[GRAPHIC OMITTED]


November 14, 2001

PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
BALANCE SHEET
September 30, 2001


ASSETS

CURRENT ASSETS
 CASH                                                                $ 5,923,471
 ACCOUNTS RECEIVABLE                                                     367,289
 ACCRUED INTEREST RECEIVABLE                                             898,654
                                                                     -----------

           TOTAL CURRENT ASSETS                                        7,189,414


REAL ESTATE LOANS RECEIVABLE                                          26,439,969

FIXED ASSETS-NET OF ACCUMULATED
 DEPRECIATION                                                            221,525

INTANGIBLE ASSETS-NET OF ACCUMULATED
  AMORTIZATION                                                         1,115,611

INVESTMENTS
 REAL ESTATE HELD                                                        331,513

OTHER ASSETS
 BOND HOLDINGS                                                         2,472,500
 PREPAID EXPENSES                                                         13,734
 DEPOSIT                                                                     400
                                                                     -----------
           TOTAL  ASSETS                                             $37,784,666
                                                                     ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
 ACCOUNTS PAYABLE                                                    $    15,084
 INTEREST PAYABLE                                                      2,722,730
 INCOME TAXES PAYABLE                                                      7,439
 PAYROLL TAX LIABILITIES                                                  11,501
 DUE TO INVESTORS                                                           --
 DUE TO CHURCH GROWTH FOUNDATION                                            --
 RENT DEPOSITS HELD                                                         --
                                                                     -----------
           TOTAL CURRENT LIABILITIES                                   2,756,754

LONG TERM LIABILITIES
 BUILDING LOAN                                                           199,083
 INVESTOR CERTIFICATES                                                31,251,206
                                                                     -----------
           TOTAL LONG TERM LIABILITIES                                31,450,289

 DEFERRED INCOME TAXES                                                    45,677
                                                                     -----------
           TOTAL LIABILITIES                                          34,252,720

COMMON STOCK, .01 PAR VALUE,
 10,000,000 SHARES AUTHORIZED,
 528,541  ISSUED AND OUTSTANDING                                           5,285

PAID IN CAPITAL                                                        3,430,509

RETAINED EARNINGS (DEFICIT)                                               96,152
                                                                     -----------
           TOTAL SHAREHOLDER'S EQUITY                                  3,531,946
                                                                     -----------

TOTAL LIABILITIES AND MEMBER'S EQUITY                                $37,784,666
                                                                     ===========

     See accompanying accountant's report and notes to financial statements

PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC
STATEMENT OF INCOME
   AND RETAINED EARNINGS
For the 9 months ended September 30, 2001 and September 30, 2000


                                                       09/30/01       09/30/00
                                                     -----------    -----------

REVENUES
 Interest Income-Loans                               $ 2,016,310    $   301,377
 Fees Earned                                             895,925        136,000
 Gain on Sale of Real Estate                             183,429           --
 Rental Income                                            14,596           --
 Other income                                              6,340          1,000
                                                     -----------    -----------
 TOTAL REVENUES                                        3,116,600        438,377

OPERATING EXPENSES
 Interest Expense-Investor Certificates                1,944,152        217,881
 Interest Expense-other                                   10,281         49,360
 Management Fees                                            --
 Marketing Expenses                                      150,351         54,463
 Operating Expenses                                      623,774         94,371
                                                     -----------    -----------
 TOTAL OPERATING EXPENSES                              2,728,558        416,075

NET INCOME FROM OPERATIONS                               388,042         22,302


OTHER INCOME (EXPENSE)
 Interest Income-Banks                                    98,228         11,944
 Income Tax Refunds                                       17,731           --
 Income Tax Expense                                     (190,189)        (6,785)
                                                     -----------    -----------
 TOTAL OTHER INCOME (EXPENSE)                            (74,230)         5,159

NET INCOME                                           $   313,812    $    27,461

RETAINED EARNINGS (DEFICIT)-BEGINNING OF PERIOD              339         10,130

DIVIDENDS                                               (217,999)       (72,046)
                                                     -----------    -----------
RETAINED EARNINGS (DEFICIT)-END OF PERIOD            $    96,152    $   (34,455)
                                                     ===========    ===========

     See accompanying accountant's report and notes to financial statements

PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENT OF CASH FLOWS
For the 9 months ended September 30, 2001
  and September 30, 2000

                                                     09/30/01         09/30/00
                                                   -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash from Operations:
   Net income (loss)                               $   313,812      $    27,461

  Items that do not use
    Cash:
     Depreciation and Amortization                      81,527           20,119
  (Increase) Decrease in
    Accounts Receivable                               (300,204)          (6,229)
  (Increase) Decrease in
    Accrued Interest Receivable                        (29,588)         (54,980)
  (Increase) Decrease in
    Intangible Assets                                 (195,962)        (104,199)
  (Increase) Decrease in
    Other Assets                                        (8,227)           5,000
  Increase (Decrease) in
    Accounts Payable                                   (11,253)         (24,915)
  Increase (Decrease) in
    Interest Payable                                   509,040           88,767
  Increase (Decrease) in
    Dividends Payable                                 (151,974)         (29,776)
  Increase (Decrease) in
    Rent Deposit Payable                                  (701)            --
  Increase (Decrease) in
    Income taxes payable                              (105,125)         (34,734)
  Increase (Decrease) in
   Payroll taxes payable                               (23,370)            --
  Increase (Decrease) in
   Other liabilities                                   (22,940)         (41,764)
  Increase (Decrease) in
    Deferred tax liability                              22,854            3,409
                                                   -----------      -----------
Net Cash Provided (Used) by
  Operating Activities                                  77,889         (151,841)

Cash Flows From Investing Activities:
  Real estate purchased                               (451,392)        (280,509)
  Real estate sold                                     614,578             --
  Plant, property and equipment purchased             (257,460)            --
  Tax-exempt bonds purchased                        (2,325,000)            --
  Net loans made                                       (44,874)      (1,769,136)
                                                   -----------      -----------
Net Cash Provided (Used) by
  Investing Activities                              (2,464,148)      (2,049,645)

Cash Flows From Financing Activties:
  Stock subscriptions sold                             853,356          680,492
  Net certificates of Indebtedness Issued            5,294,010          757,453
  Loan-PIF                                                --            460,856
  Building loan                                        199,083             --
  Dividends                                           (217,999)         (72,280)
                                                   -----------      -----------
Net Cash Provided by Financing Activities            6,128,450        1,826,521

Net Increase (Decrease)
  in Cash:                                           3,742,191         (374,965)
Cash-Beginning of Period                             2,181,280          706,035
                                                   -----------      -----------
Cash-End of Period                                 $ 5,923,471      $   331,070
                                                   ===========      ===========

     See accompanying accountant's report and notes to financial statements

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



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

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001




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

NOTE 2 - LEASE COMMITMENTS

The Company currently has no lease commitments at September 30, 2001.

NOTE 3 - REAL ESTATE LOANS RECEIVABLE

At September 30, 2001 the Company had Real Estate Loans Receivable from Churches and Church related properties totaling $26,436,969. These loans mature over a period beginning in 2001 and ending in 2012. Of the total loans receivable at December 31, 2000, $21,720,888 were acquired as a result of the PIF Acquisition (See NOTE 11)


NOTE 4 - INTANGIBLE ASSETS

 Intangible assets consist of costs incurred to 1)organize the Company, 2) costs of registering the Company's equity and debt securities, 3) developing the Prospectus for registering of the Company's securities, and 4) commissions paid and/or accrued on the sale of debt securities and equity securities. Also included in intangible assets is the premium of $500,955 paid as part of the PIF acquisition (SEE NOTE 10). These intangibles are amortized on a straight line basis periods of 5 to 40 years.

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001




NOTE 5 - INCOME TAXES

Income taxes payable and the corresponding expense on The Company's net income for the 6 months ended September 30, 2001 and September 30, 2000 has been computed as follows:



                                09/30/2001         09/30/2000
                             ---------------    ---------------

Current:    Federal            $ 148,077          $  2,411
            State                 26,131               965

Deferred    Federal                7,897             2,435
            State                  1,394               974
                             ---------------    ---------------
                               $ 183,498         $   6,785
                             ===============    ===============


Deferred income taxes arise because of timing differences between financial accounting and tax accounting rules for the deductibility of intangible amortization expense.


NOTE 6 - CASH CONCENTRATION

A cash concentration risk arises when the Company has more cash in one financial institution then is covered by insurance. At September 30, 2001 The Company had cash in banks in excess of FDIC insured amounts totaling $5,723,471..


NOTE 7-NAME CHANGE

Prior to the year ended December 31, 1998, the Company was named "Cornerstone Ministries Fund, Inc.". During the year ended December 31, 1998, the Company changed its name to "Cornerstone Ministries Investments, Inc." to allow it to register its securities in all 50 states and to more correctly identify it with its mission.

At the end of the year ended December 31, 2000 the Company again changed its name as a result of the acquisition of assets of the Presbyterian Investors Fund, Inc. (See NOTE 10). Effective December 29, 2000 the Company's name became PIF/Cornerstone Ministries Investments, Inc.

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001




NOTE 8-SECURITIES OFFERING

In December 1999 the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933. Under this Registration Statement it is the Company's intent to raise approximately $19,275,000 in additional capital. This is to be accomplished through the issuance of $2,275,000 in additional Common Stock and $17,000,000 in new Certificates of Indebtedness.

As of the date of the accompanying accountant's report the company has an additional 372,000 shares of stock outstanding as a result of this offering.


NOTE 9-STOCK SPLIT

In December of 1999 the board of directors authorized a stock split in a ratio of approximately 1.53 to 1. This split was effected for shareholders of record on January 2, 2000, and effected as of January 15, 2000. The split has no effect on the earnings or cash position of the company at September 30, 2001


NOTE 10-ACQUISITION OF ASSETS OF PRESBYTERIAN INVESTORS FUND, INC.

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

Comparison of Periods Ending September 30, 2000 and September 30, 2001

Income

General. Assets increased from $6,3173,341 at the end of September 30, 2000 to $37,784,666 at the end of September 2001, as a result of the merger with PIF and the sale of CMI's stock and certificates. The December 29, 2000 merger has had a material effect on quarterly income. Gross income was $450,321 for the first 3 quarters of 2000 and $4,276,619 for the same period in 2001. Net income for these periods, before dividends but after taxes, was $27,461and $313,812 respectively.

Total loans outstanding on September 30, 2000 were $5,182,115 and $26,439,969 on September 30, 2001. Our other assets at the end of September 2001 included $147,500 in investments in church bonds, $898,654 in interest receivable and $2,325,000 in tax-exempt securities. We also had investments in liquid securities of $5,213,435.

Interest Income. Interest income on loans increased from $301,377 to $2,016,310, largely as a result of the merger and additional loans made during this period. Investment interest income increased from $11,944 to $98,228 for the nine month period

Fee Income. Fee income for the nine months ending September 30, 2001 was $895,925 versus $136,000 for the same period in 2000. The increase is the result of additional loans being made during the period out of increased funds arising from the sale of stock and certificates, as well as some limited refinancing of existing loans by third parties, providing some additional lendable assets and the merger.

Income from the sale of property. CMI realized a gain from the sale of real estate held for investment during the nine months ended September 30, 2001 of $183,429. No such gain was realized during the same period in the year 2000. PIF/CMI currently holds title to two properties, one in Soddy Daisy, TN, which it expects to sell during the year 2001 and one in Cumming, Ga which is being used for corporate offices.

Expenses

Interest Expense. As a result of its growth in assets through sales and the merger, PIF/CMI experienced an increase in interest expense from $267,241 in the nine months ended September 30, 2000 to $1,954,433, during the nine months ended September 30, 2001 This increase in interest expense is primarily a result of a net increase in outstanding certificate principal, from $3,813,729 to $31,251,206.

Marketing and Selling Expenses. CMI has not committed a substantial amount of resources for marketing its lending capabilities because of the continuing backlog of projects with which it has been approached. Total promotional expenses in the first three quarters of 2001 were $33,130 versus $7,435 in the same period of 2000.

Operating and Administrative Expenses. Operating and administrative expenses totaled $617,641in the first 3 quarters of 2001 and $94,388 in the same period of 2000. This increase can be attributed to having a larger asset base on which administrative services are calculated. Prior to the merger, CMI paid PIF an administrative services fee of 1.5% of assets. After the merger, all operating and administrative costs, including salaries, selling commissions and legal expenses, are paid directly by PIF/CMI.

Selling commissions are paid in cash but capitalized over three, five, and seven years depending on whether a three-year certificate, five-year certificate or common stock is sold. Amortized commissions increased from $457,579 at September 30, 2000 to $703,358 at September 30, 2001 as certificates and common stock have been sold in the current offering, which commenced in May 2000. Commission expense and the accompanying capitalized assets will increase as securities continue to be sold.

Amortized legal expenses increased as a result of the new offering in the year 2000. Legal expenses associated with both the 1998 offering and the 2000 offering are capitalized and amortized. We capitalized and are amortizing the costs associated with the transfer of registrar, paying agent, and trustee services as well.

Taxes. CMI accrued taxes of $6,785 at September 30, 2000 on pre-tax income of $34,238, anticipating significant additional income. We estimate taxes for the year 2001 will be approximately $175,000 based on projected income estimates for the year.

Liquidity and Capital Resources

Cash from Operations. Net cash used in operating activities in the nine months ended September 30, 2000 was $152,085. For the nine months ended September 30, 2001 net cash provided from operations was $77,889.

Cash from Financings. CMI began operations in 1996 with an initial investment of $510,000 from individuals and PIF. CMI's first offering of stock and certificates in 1998 raised a total of $3,747,306. During the nine months ended September 30, 2001 cash provided from financing activities was $6,128,450 versus $1,826,755 for the same period in 2000.

Current Offering. CMI is currently seeking new capital of up to $19,275,000, consisting of $2,275,000 in common stock (shares priced at $6.50 per share) and $17,000,000 in unsecured debt. This offering began in May 2000. For the quarter ended September 30, 2001 no new shares had been sold. Additionally $5,294,010 in certificates had been sold, including rollovers from maturing certificates.

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

         (iv) For the common stock, 350,000 shares are registered at an aggregate price of $2,275,000; 256,730 shares, at an aggregate offering price of $1,668,745 had been sold through September 30, 2001. For the Certificates of Indebtedness, $17,000,000 face amount are registered at an aggregate price of $17,000,000; $4,267,919 had been sold through September 30, 2001. All sales were for the account of the issuer. There is no selling security holder.

         (v) The total amount of cash expenses incurred from the effective date of the registration statement to September 30, 2001 was $290,029, including $245,284 of commissions to registered broker-dealers and $44,745 of other expenses.

         (vi) The net offering proceeds to the issuer, after deducting total expenses were $5,729,620. .

         (vii) From the effective date of the registration statement to September 30, 2001, all of the net offering proceeds were used to finance buying and building churches and their related properties. All of these payments of the net proceeds were to persons other than directors, officers or other persons described in Regulation S-B Item 701(f)(4)(vii)(A).

         (viii) This use of proceeds is as described in the prospectus for the offering.

Item 3. Defaults upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders

         Not Applicable

Item 5. Other Information

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  No exhibits are filed.

(b) A report on Form 8-K was filed January 16, 2001, to report, under Item 2, the merger of Cornerstone Ministries Investments, Inc. and Presbyterian Investors Fund, Inc. An amended Form 8-KA was filed September 16, 2001 to furnish audited financial statements for the combined entity.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Cornerstone Ministries Investments, Inc.
                            (Registrant)
                            Dated: November 14, 2001



                            By:    S/John T. Ottinger
                                   ------------------
                                     John T. Ottinger
                                     Vice President and Chief Financial Officer