Form 10KSB
period 2001-12-31
PIF/CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2002-05-02
CIK 1035270

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-KSB

     [X] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 For the fiscal year ended December 31, 2001

                                       or

     [X] Transition report under section 13 or 15(d) of the securities exchange act of 1934 For the transition period from to

                        Commission file number 333-93475

                  PIF/Cornerstone Ministries Investments, Inc.
        (Exact name of small business issuer as specified in its charter)

                Georgia                              58-2232313
      (State or other jurisdiction                 (IRS Employer
          of incorporation)                      Identification No.)


               6030 Bethelview Road, Suite 203, Cumming, GA 30040
               (Address of principal executive offices) (Zip Code)

           Issuer's telephone number, including area code 678.455.1100


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

State issuer's revenues for its most recent fiscal year  $4,474,507

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of February 28, 2002 the aggregate market value was $3,383,267 based upon current public offering price.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 528,975 shares of common stock as of February 28, 2002

Documents incorporated by reference: Portions of Issuer's Form SB-2 Registration Statement, effective December 28, 2001. (Issuer has not furnished any annual reports to shareowners or proxy solicitation materials.)

                                     Part I

Item 1. Description of Business.

The information required by this item is incorporated by reference from the section "Business" on pages 9 through 14 of the final Prospectus contained in the Issuer's Form SB-2, as it became effective with the Commission on December 28, 2001.

Item 2. Description of Property.

The information required by this item is incorporated by reference from the section "Business: Facilities" on page 14 of the final Prospectus contained in the Issuer's Form SB-2, as it became effective with the Commission on December 28, 2001.

Item 3. Legal Proceedings.

The information required by this item is incorporated by reference from the section "Business: Legal proceedings" on page 14 of the final Prospectus contained in the Issuer's Form SB-2, as it became effective with the Commission on December 28, 2001.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview of operations

Since inception, we have been focused on serving only faith-based organizations, principally churches. We also offer specialized programs for churches and non-profit sponsors of senior housing and affordable housing programs. While our earnings have historically come from financing churches, that began to change during the last quarter of 2000 as we began to realize revenues from investment in senior and affordable housing projects.

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

Comparison of Periods Ending December 31, 2000 and December 31, 2001

Income
         General. Assets increased from $31,124,693 at the end of 2000 to $42,149,226 at the end of 2001. This increase is due primarily to the sale of securities and net revenue generated from operations. Total revenue was $931,806 for 2000 and $4,474,507 for 2001. Net income for these periods, before dividends but after taxes, was $214,228 and $436,561. The increase in gross and net income is the result of increased investable assets resulting from the December 29, 2000 merger with Presbyterian Investors Fund, Inc. and the sale of shares and certificates.

Total loans outstanding on December 31, 2000 were $26,469,809 and $30,251,416 on December 31, 2001. Our other assets at the end of 2001 included $147,599 in investments in church bonds, 5,025,000 in tax-exempt bonds issued in the State of Florida and $1,067,544 in interest receivable. We also had investments in liquid securities of $2,216,693, as required by PIF's financing terms.

         Interest Income. Interest income on loans increased during the year 2001, from 432,590 to 2,582,431, largely as a result of the merger and additional loans made during this period. The loan balance as of December 31, 2001, was $30,251,416.
..
         Fee Income. Fee income for the twelve months ending December 31, 2001 was $1,315,925 versus $478,806 for the same period in 2000. The increase is the result of additional loans being made during the course of the year out of increased funds arising from the sale of stock and certificates, as well as some limited refinancing of existing loans by third parties, providing some additional loanable assets.

         Income from the sale of property. CMI realized income from the sale of property during the year 2001 of $183,429. Other than two office condos owned by PIF/CMI and used for office space at December 31, 2001 PIF/CMI held title to one real estate invesment property, in Soddy Daisy, TN, which it expects to sell during the year 2002.

Expenses

         Interest Expenses. As a result of its growth in assets, CMI experienced an increase in interest expense from $314,871 in 2000 to $2,726,524 in 2001. This increase in interest expense is a result of a net increase in outstanding certificate principal of $8,647,759, from $25,483,051 in 2000 to $34,604,955 in
2001.

         Marketing and Selling Expenses. To date, CMI has not committed substantial resources for marketing its lending capabilities because of the continuing backlog of projects with which it has been approached. Total promotional expenses in 2001 were $52,649, an increase of $31,214 over expenses in 2000.

         Operating and Administrative Expenses. Operating expenses totaled $50,817 in 2000 and $881,864 in 2000. This increase can be attributed to having a larger asset base to administer and a larger payroll due to an expansion of personnel necessitated by the increase in asset base Prior to 2001, PIF/CMI paid an administrative management fee. During the year 2001 PIF/CMI brought essential administrative functions in house. This caused an increase in personnel expenses from a management fee in 2000 of $76,125 to a payroll expense of $470,469 in 2001. Other areas of expense increase were: accounting, audit and tax services from $12,373 to $86,422, legal expense, from $10,925 to $52,655; travel expense from $684 to $32,454, trust service fees from $9,363 to $62,123, telephone expense from $52 to $33,826 as well as other smaller increases. Additionally, due to the amortization of costs associated with securities issuance and increases in depreciation due to fixed asset additions, PIF/CMI's depreciation and amortization expense for 2001 increased to $124,013 from 2000's 31,045.

Selling commissions are paid in cash but capitalized over three, five, and seven years depending on whether a three-year certificate, five-year certificate or common stock is sold. Commissions increased from $36,716 in 2000 to $68,060 in 2001 as certificates and common stock have been sold in the current offering, which commenced in May 2000. Commission expense, and the accompanying capitalized assets will increase as securities continue to be sold.

Amortized legal expenses increased as a result of the new offering in the year 2001. Legal expenses associated with both the 1998, the 2000 offering and the 2001 offering are capitalized and amortized. We capitalized and are amortizing the costs associated with the transfer of registrar, paying agent, and trustee services.

         Taxes. CMI paid income taxes of $119,098 in 2000's pre-tax income of $344,394. We estimate income taxes for the year 2001 will be approximately $175,000 on pre-tax income of $622,267.

Dividends

         We paid quarterly cash and or stock dividends of approximately $.78 per share during 2001, for an annual rate based on the stock offering price of 12%.

Liquidity and Capital Resources

         Cash from Operations. Net cash provided from operating activities in 2000 was $1,540,958 and for 2001 was $274,598.

         Cash from Financings. CMI began operations in 1996 with an initial investment of $510,000 from individuals and PIF. CMI's first offering of stock and certificates in 1998 raised a total of $3,747,306.

         Current Offering. CMI is currently seeking new capital of up to $19,275,000, consisting of $2,275,000 in common stock (shares priced at $6.50 per share) and $17,000,000 in unsecured debt. This offering began in May 2000. During the year ended December 31, 2001, 131,500 shares had been sold, raising $854,703, and an additional $9,121,904 in certificates had been sold. The total realized from this offering in 2001 was $9,976,607. A portion of these new investments came from maturing investments in PIF/CMI.

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

Item 7. Financial Statements.

For the information required by this item, please see Index to Financial Statements on page F-1.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by this item is incorporated by reference from the section "Management" on page 14 of the final Prospectus contained in the Issuer's Form SB-2, as it became effective with the Commission on December 28, 2001. .

Item 10. Executive Compensation.

During the fiscal year ended December 31, 2000, Cecil Brooks and John Ottinger were the Issuer's only executive officers. Cecil Brooks, serving as President and Chief Executive Officer, received compensation totaling $125,000 and Jack Ottinger, serving as Vice President and Chief Operating Officer received compensation totaling $75,000 for the year ended December 31, 2001.


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

Name of  Beneficial Owner               Number of      Percentage of Total
                                        Shares         Common Stock
                                        Beneficially   Beneficially Owned
                                        Owned

Cecil A. Brooks                          1,953               *                *

John T. Ottinger                         1,719               *                *

Taylor McGown                                                *                *
                                         1,538
Irving B. Wicker                         1,538               *                *

Church Growth Foundation                69,228              13%               *

All directors and executive officers     6.659             1.6%               *
as a group (4 Persons)

* Amounts to less than one percent.



Item 12. Certain Relationships and Related Transactions. Furnish the information required by Item 404 of Regulation S-B.

The information required by this item is incorporated by reference from the section "Certain Transactions" on page 17 of the final Prospectus contained in the Issuer's Form SB-2, as it became effective with the Commission on December 28, 2001.

Item 13. Exhibits and Reports on Form 8-K.

  Exhibit Number                         Description                                      Incorporated
  -----------------------------------------------------                                   ------------
 (Part III, Form 1-A)                                                                    by reference to
                                                                                         ---------------

A.           Amended and Restated Articles of Incorporation of the Issuer                     3.1*
      2.2    Amended and Restated By-laws of the Issuer                                       3.2*
      3      Article III.A., page 1 of the Amended and Restated Articles of Incorporation and Article III of the Amended and Restated
             By-laws (Reference is made to Exhibits 2.1 and 2.2)
      6.1    Administrative Services Agreement with Presbyterian Investors Fund, Inc.        10.1*
      6.2    Plan of Merger                                                                  7(c)^

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

                           PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC. (Issuer)

                           By /s/ Cecil A. Brooks                 March 29, 2002
                             ------------------------------------
                             Cecil A. Brooks, Chief Executive Officer

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

           Signature                            Title                                     Date
           ---------                            -----                                     ----

/s/ Cecil A. Brooks                 Chief Executive Officer, President and            March 29, 2002
-------------------------------     Chairman of the Board of Directors
    Cecil A. Brooks

/s/ John T. Ottinger                Vice President, Chief Operating Officer,          March 29, 2002
-------------------------------     Chief Financial Officer, Secretary, Treasurer
    John T. Ottinger                and Director
                                    (Principal financial and accounting officer)

/s/ Theodore R. Fox                 Director                                          March 29, 2002
-------------------------------
    Theodore R. Fox

/s/ Richard E. McLaughlin           Director                                          March 29, 2002
-------------------------------
    Richard E. McLaughlin

/s/ Jayme Sickert                   Director                                          March 29, 2002
-------------------------------
    Jayme Sickert

/s/ Irving B. Wicker                Director                                          March 29, 2002
-------------------------------
    Irving B. Wicker

/s/ Taylor McGown                   Director                                          March 29, 2002
-------------------------------
    Taylor McGown

/s/ Henry Darden                    Director                                          March 29, 2002
-------------------------------
    Henry Darden

                           Certified Public Accountant
                               1439 McLendon Drive
                                     Suite C
                                Decatur, GA 30033
                                 (770) 491-0609




To the Board of Directors
Cornerstone Ministries Investments, Inc.


I have audited the accompanying balance sheet of Cornerstone Ministries Investments, Inc. as of December 31, 2001, 2000 and 1999 and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Ministries Investments, Inc. as of December 31, 2001, 2000 and 1999 and results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





/s/   T. JACKSON McDANIEL III


March 29, 2002

PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
BALANCE SHEET
December 31, 2001 and December 31, 2000 and December 31, 1999

ASSETS
                                                          12/31/99           12/31/00           12/31/01
                                                       -------------      -------------      -------------
CURRENT ASSETS
 CASH                                                   $   706,035       $  2,181,280       $  2,806,042
 ACCOUNTS RECEIVABLE                                              -             67,085            448,584
 ACCRUED INTEREST RECEIVABLE                                 46,167            869,066          1,067,544
                                                       -------------      -------------      -------------

                 TOTAL CURRENT ASSETS                       752,202          3,117,431          4,322,170


REAL ESTATE LOANS RECEIVABLE                              3,412,979         26,469,809         30,251,416

FIXED ASSETS-NET OF ACCUMULATED
 DEPRECIATION                                                     -              6,689            266,655

INTANGIBLE ASSETS-NET OF ACCUMULATED
  AMORTIZATION                                              332,200            955,226          1,179,650

INVESTMENTS
 REAL ESTATE HELD                                                 -            295,499            331,513

OTHER ASSETS
 BOND HOLDINGS                                                    -            273,500          5,172,500
 LIMITED LIABILITY COMPANY INTEREST                                                  -            564,635
 PREPAID INCOME TAXES                                             -                  -             48,392
 PREPAID INSURANCE                                                -              5,507              9,495
 DEPOSIT                                                      5,000              1,031              2,800
                                                       -------------      -------------      -------------

                 TOTAL  ASSETS                          $ 4,502,381       $ 31,124,693       $ 42,149,226
                                                       =============      =============      =============


LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
 ACCOUNTS PAYABLE                                       $    87,537       $     26,337       $     78,223
 INTEREST PAYABLE                                            83,750          2,213,690          3,038,778
 INCOME TAXES PAYABLE                                        30,810            112,264                  -
 PAYROLL TAX LIABILITIES                                          -             34,871             11,175
 DIVIDENDS PAYABLE                                           29,776            151,974            171,834
 DUE TO CHURCH GROWTH FOUNDATION                                  -             22,240                  -
 RENT DEPOSITS HELD                                             700                700                  -
                                                       -------------      -------------      -------------

                 TOTAL CURRENT LIABILITIES                  232,573          2,562,076          3,300,010

LONG TERM LIABILITIES-INVESTOR CERTIFICIATES
 LOAN FOR BUILDING                                                -                  -            197,194
 INVESTOR CERTIFICATES                                    3,056,276         25,483,051         34,604,955
 BOND FUND CERTIFICATES                                           -            474,145                  -
                                                       -------------      -------------      -------------

                 TOTAL LONG TERM LIABILITIES              3,056,276         25,957,196         34,802,149

 DEFERRED INCOME TAXES                                       12,372             22,823             33,941
                                                       -------------      -------------      -------------

                 TOTAL LIABILITIES                        3,301,221         28,542,096         38,136,100

COMMON STOCK, .01 PAR VALUE,
 10,000,000 SHARES AUTHORIZED,
 528,720  ISSUED AND OUTSTANDING                              1,191              3,972              5,287

PREFERRED STOCK                                                   -                  -            500,000

PAID IN CAPITAL                                           1,189,839          2,578,286          3,431,674

RETAINED EARNINGS (DEFICIT)                                  10,130                339             76,165
                                                       -------------      -------------      -------------

                 TOTAL SHAREHOLDER'S EQUITY               1,201,160          2,582,597          4,013,126
                                                       -------------      -------------      -------------

TOTAL LIABILITIES AND MEMBER'S EQUITY                   $ 4,502,381       $ 31,124,693       $ 42,149,226
                                                       =============      =============      =============


PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC
STATEMENT OF INCOME AND RETAINED EARNINGS
For the years December 31, 2001, December 31, 2000 and December 31, 1999


                                                      12/31/99          12/31/00           12/31/01
                                                   -------------      -------------      -------------

REVENUES
 Interest Income-Loans                             $   148,758        $   432,590        $ 2,582,431
 Fees Earned                                           263,162            478,806          1,315,925
 Rental Income                                           1,452                  -             20,096
 Other income                                                -              1,000             24,657
 Gain on Sale of Real Estate                            86,513                  -            183,429
                                                   -------------      -------------      -------------

 TOTAL REVENUES                                        499,885            912,396          4,126,538

OPERATING EXPENSES
 Interest Expense-Investor Certificates                209,541            314,871          2,726,524
 Interest on Line of Credit                                  -             53,360                  -
 Interest Expense-Other                                      -                  -             14,698
 Management Fees                                        47,400             76,125                  -
 Marketing Expenses                                     33,876             92,239            229,154
 Operating Expenses                                     70,816             50,817            881,864
                                                   -------------      -------------      -------------

 TOTAL OPERATING EXPENSES                              361,633            587,412          3,852,240

NET INCOME FROM OPERATIONS                             138,252            324,984            274,298


OTHER INCOME (EXPENSE)
 Interest Income-Banks                                  34,453             19,410            121,155
 Tax Free Income                                             -                  -            144,448
 Limited Liability Company Income                            -                  -             64,635
 Income Tax Refund                                           -                  -             17,731
 Income Tax Expense                                    (56,567)          (130,166)          (185,706)
                                                   -------------      -------------      -------------

 TOTAL OTHER INCOME (EXPENSE)                          (22,114)          (110,756)           162,263

NET INCOME                                         $   116,138        $   214,228        $   436,561

RETAINED EARNINGS (DEFICIT)-BEGINNING OF PERIOD          5,884             10,130                339

DIVIDENDS                                             (111,892)          (224,019)          (360,735)
                                                   -------------      -------------      -------------
RETAINED EARNINGS (DEFICIT)-END OF PERIOD          $    10,130        $       339        $    76,165

PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
For the years ended December 31, 2001, 2000 and 1999

                                                                                                      Retained             Total
                                                Common            Paid-In           Preferred         Earnings             Owner's
                                                Stock             Capital             Stock           (Deficit)            Equity
                                            -------------      -------------      -------------     -------------      -------------
      Balance at December 31, 1998            $     730         $  729,140         $        -        $    5,884         $   735,754

      Net Income (Loss) for the year
       ended December 31, 1999                        -                  -                  -           116,138         $   116,138

      Dividends declared                              -                  -                  -          (111,892)           (111,892)

      Capital contribution                          461            460,699                  -                 -             461,160
                                            -------------      -------------      -------------     -------------      -------------

      Balance at December 31, 1999            $   1,191         $1,189,839         $        -        $   10,130         $ 1,201,160

      Net Income (Loss) for the year
       ended December 31, 2000                        -                  -                  -           214,228             214,228

      Dividends declared                              -                  -                  -          (224,019)           (224,019)

      Capital contribution                        2,781          1,388,447                  -                 -           1,391,228
                                            -------------      -------------      -------------     -------------      -------------

      Balance at December 31, 2000            $   3,972         $2,578,286         $        -        $      339         $ 2,582,597

      Net Income (Loss) for the year
       ended December 31, 2001                        -                  -                  -           436,561             436,561

      Dividends declared                              -                  -                  -          (360,735)           (360,735)

      Capital contribution                        1,315            853,388            500,000                 -           1,354,703
                                            -------------      -------------      -------------     -------------      -------------

      Balance at December 31, 2001            $   5,287         $3,431,674         $  500,000        $   76,165         $ 4,013,126
                                            =============      =============      =============     =============      =============

PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENT OF CASH FLOWS
For the years ended December 31, 2001, December 31, 2000, and December 31, 1999



                                                                      12/31/99           12/31/00           12/31/01
                                                                   -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash from Operations:
   Net income (loss)                                                $   116,138        $  214,228        $    436,561

  Items that do not use
    Cash:
       Depreciation &Amortization                                        14,332            31,945             124,013
       Pass Through Limited Liability Company Income                          -                 -             (64,635)
  (Increase) Decrease in
    Accounts Receivable                                                       -           (67,085)           (381,499)
  (Increase) Decrease in
    Accrued Interest Receivable                                         (44,219)         (822,899)           (198,478)
  (Increase) Decrease in
    Intangible Assets                                                  (147,022)         (154,971)           (336,267)
  (Increase) Decrease in
    Prepaid Income Taxes                                                      -                 -             (48,392)
  (Increase) Decrease in
    Other Assets                                                         (5,000)           (1,538)             (5,757)
  Increase (Decrease) in
    Accounts Payable                                                    (59,997)          (61,200)             51,886
  Increase (Decrease) in
    Interest Payable                                                     81,053         2,129,940             825,088
  Increase (Decrease) in
    Dividends Payable                                                    29,776           122,198              19,860
  Increase (Decrease) in
    Rent Deposit Payable                                                 (5,080)                -                (700)
  Increase (Decrease) in
    Income taxes payable                                                 30,810            81,454            (112,264)
  Increase (Decrease) in
    Payroll Tax Liabilities                                                   -            34,871             (23,696)
  Increase (Decrease) in
    Other Liabilities                                                         -            23,564             (22,240)
  Increase (Decrease) in
    Deferred tax liability                                                8,424            10,451              11,118
                                                                   -------------      -------------      -------------
Net Cash Provided (Used) by
  Operating Activities                                                   19,215         1,540,958             274,598

Cash Flows From Investing Activities:
  Real Estate Purchased                                                       -          (295,499)                  -
  Real Estate Costs Capitalized                                               -                 -             (36,014)
  Effect of PIF Asset Acquisition                                             -          (308,966)                  -
  Limited Liability Company Interest Acquired                                 -                 -            (500,000)
  Plant, Property & Equipment Purchased                                       -                 -            (272,136)
  Loans purchased                                                             -       (21,720,888)                  -
  Loans made                                                         (3,552,450)       (3,387,451)        (23,327,367)
  Loan principal repayments received                                    764,874         2,051,509          19,545,810
  Bond investment liquidated                                                  -                 -             126,000
  Bonds purchased                                                             -                 -          (5,025,000)
                                                                   -------------      -------------      -------------
Net Cash Provided (Used) by
  Investing Activities                                               (2,787,576)      (23,661,295)         (9,488,707)

Cash Flows From Financing Activties:
  Stock subscriptions sold                                              461,160         1,391,228             854,703
  Preferred Stock Issued                                                      -                 -             500,000
  Certificates of Indebtedness Issued                                         -         1,699,922           9,121,904
  Certificates of Indebtedness Acquired                               2,417,776        20,726,853                   -
  Bond Fund Certificates Redeemed                                             -                 -            (474,195)
  Loan-PIF                                                                    -                 -                   -
  Loan for Building                                                           -                 -             197,194
  Dividends Paid                                                        (82,116)         (222,421)           (360,735)
                                                                   -------------      -------------      -------------
Net Cash Provided by Financing Activities                             2,796,820        23,595,582           9,838,871

Net Increase (Decrease)
  in Cash:                                                               28,459         1,475,245             624,762
Cash-Beginning of Period                                                677,576           706,035           2,181,280
                                                                   -------------      -------------      -------------

Cash-End of Period                                                  $   706,035        $2,181,280        $  2,806,042
                                                                   =============      =============      =============

During the year ended December 31, 2001 the Company paid cash interest of $1,916,134

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



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

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


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

NOTE 3 - REAL ESTATE LOANS RECEIVABLE

At December 31, 2001 the Company had Real Estate Loans Receivable from Churches and Church related properties totaling $30,251,416. These loans mature over a period beginning in 2001 and ending in 2012. Of the total loans receivable at December 31, 2000, $21,720,888 were acquired as a result of the PIF Acquisition (See NOTE 11)

NOTE 4 - INTANGIBLE ASSETS

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

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 5 - INCOME TAXES

Income taxes payable and the corresponding expense on The Company's net income for the 12 months ended December 31, 2001 and December 31, 2000 has been computed as follows:



                                12/31/2001         12/31/2000
                              --------------     --------------

Current:     Federal           $   141,033        $  101,519
             State                  33.555
                                                      18,195

Deferred     Federal                 9,450             9,058
             State                   1,668             1,394
                              --------------     --------------

                               $   185,706        $  130,166
                              ==============     ==============



Deferred income taxes arise because of timing differences between financial accounting and tax accounting rules for the deductibility of intangible amortization expense.


NOTE 6 - CASH CONCENTRATION

A cash concentration risk arises when the Company has more cash in one financial institution then is covered by insurance. At December 31, 2001 The Company had cash in banks in excess of FDIC insured amounts totaling $552,653.


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

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



NOTE 8-SECURITIES OFFERINGS

In the year ended December 31, 1999 the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933. Under this Registration Statement it is the Company's intent to raise approximately $19,275,000 in additional capital. This is to be accomplished through the issuance of $2,275,000 in additional Common Stock and $17,000,000 in new Certificates of Indebtedness. As of the date of the accompanying accountant's report the company sold all shares and debt certificates authorized under the filing.

During  the  year  ended  December  31,  2001  the  Company  filed  2 Form  SB-2
Registration   Statements   under  the  Securities  Act  of  1933.  Under  these
Registration Statements, the Company issued 3 separate securities.

Under the first of the SB-2 filings the Company issued securities identified as "Access Certificates". These certificates have no stated maturity, are purchased in $100 increments and bears a rate of interest as determined by the Company's board of directors on the first of each January, April, July and October. The directors may also change the rates between these dates if market conditions warrant such a change.

Under this same filing the Company issued 5 year "Graduated Certificates". These certificates require a minimum investment of $500. Under the terms of the offering as filed, these certificates carry a graduated interest rate based on how long the certificate is held by the investor up to 5 years. These certificates are not collateralized and no sinking fund for paying the certificates on maturity is required.

Also during the year ended December 31, 2001 the Company offered up to $17,00,000 of Series B Certificates of Indebtedness. Of the $17,000,000 being offered, $3,000,000 has a March 13, 2003 maturity date and bears an interest rate of 7%. The remaining $14,000,000 will have a March 15, 2005 maturity date and bear interest at 9%. These certificates are not collateralized and no sinking fund for paying the certificates on maturity is required.

NOTE 9-LOAN GUARANTEES

At December 31, 2001 the Company was guarantor for loans secured by retirement facilities owned by non-profit entitites. The total of such loan guarantees is approximately $20,310,000 at December 31, 2001 with an additional potential guarantee of approximately $3,445,000.

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 10-STOCK SPLIT

In December of 1999 the board of directors authorized a stock split in a ratio of approximately 1.53 to 1. This split was effected for shareholders of record on January 2, 2000, and effected as of January 15, 2000. The split has no effect on the earnings or cash position of the company at December 31, 2001



NOTE 11-ACQUISITION OF ASSETS OF PRESBYTERIAN INVESTORS FUND, INC.

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



NOTE 12-PROFIT SHARING PLAN

During the year ended December 31, 2001, the Company established a Profit Sharing Plan for its employees. The Plan allows for entry into the plan after one year of service, and immediate vesting of contributed amounts. The Plan does not have an employee contribution component. All contributions are to be made at the discretion of the Company after approval by the board of directors. For the year ended December 31, 2001 the Company determined that a contribution of approximately $41,000 was to be made.



NOTE 13-ACQUISITION OF INTEREST IN LIMITED LIABILITY COMPANY

During the year ended December 31, 2001, the Company acquired a 99% equity/100% profits interest in Wellstone Financial Group, LLC (WFG), a Georgia Limited Liability Company. WFG was formed for the purpose of assisting non-profit entities secure financing from sources other than the Company for retirement facilities, childcare facilities and church and church related facilities. WFG receives a fee for assisting these non-profit entities secure non-Company financing.