Form 10QSB
period 2002-03-31
PIF/CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2002-06-04
CIK 1035270

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ending March 31, 2002

                                       Or

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

                          Commission File No. 333-93475

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Georgia                                                 58-2232313
--------------------------------------------------------------------------------
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)

6030 Bethelview Rd, #101, Cumming, GA                           30040
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

                  Yes__X_                   No___

As of March 31, 2002, there were issued and outstanding 528,975 shares of the common stock of the issuer.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                  PIF/Cornerstone Ministries Investments, Inc.

                                      Index

                                                                            Page

Form 10-QSB Title Page                                                       1

Index                                                                        2

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Accountant's Review Report                                 3

                  Balance Sheet at March 31, 2002                            4

                  Statement of Operations for three
                  Months ending March 31, 2001 and 2002                      5

                  Statements of Cash Flow for three
                  Months ending March 31, 2001 and 2002                      6

                  Footnotes to Financial Statements                          7

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation              11

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                          13

         Item 2. Changes in Securities and Use of Proceeds                  13

         Item 3. Defaults on Senior Securities                              13

         Item 4. Submission of Matters to a Vote of Security Holders        13

         Item 5. Other Information                                          13

         Item 6. Exhibits and Reports on Form 8-K                           13

Signatures                                                                  13

                             T. JACKSON McDANIEL III

                           Certified Public Accountant
                               1439 McLendon Drive
                                     Suite C
                                Decatur, GA 30033
                                 (770) 491-0609

To the Board of Directors
Cornerstone Ministries Investments, Inc.
Cumming, Ga 30040

I have reviewed the accompanying balance sheet of Cornerstone Ministries Investments, Inc. as of March 31, 2002 and the statements of income, retained earnings, and cash flows for the 3 months ended March 31, 2002 and March 31, 2001, in accordance with standards established by the American Institute of
Certified Public Accountants. All information included in these financial statements is the representation of the management of PIF/Cornerstone Ministries, Inc.

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


/s/  T. JACKSON McDANIEL III CPA

May 15, 2002

PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
BALANCE SHEET
March 31, 2002

ASSETS

CURRENT ASSETS
 CASH                                                              $  3,673,924
 ACCOUNTS RECEIVABLE                                                    303,630
 ACCRUED INTEREST RECEIVABLE                                          1,193,809
 OTHER RECEIVABLES                                                      292,696
 PREPAID INCOME TAXES                                                    48,392
                                                                   ------------
                 TOTAL CURRENT ASSETS                                 5,512,451

REAL ESTATE LOANS RECEIVABLE                                         33,749,469

FIXED ASSETS-NET OF ACCUMULATED
 DEPRECIATION                                                           222,608

INTANGIBLE ASSETS-NET OF ACCUMULATED
  AMORTIZATION                                                        1,252,358

INVESTMENTS
 REAL ESTATE HELD                                                       333,864

OTHER ASSETS
 BOND HOLDINGS                                                        5,134,000
 LIMITED LIABILITY COMPANY INTEREST                                     564,635
 PREPAID EXPENSES                                                         7,913
 DEPOSIT                                                                  2,800
                                                                   ------------
                 TOTAL  ASSETS                                     $ 46,780,098
                                                                   ============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
 ACCOUNTS PAYABLE                                                  $     64,543
 INTEREST PAYABLE                                                     2,861,454
 PAYROLL TAX LIABILITIES                                                 16,873
 DUE TO INVESTORS                                                       533,478
 DUE TO CHURCH GROWTH FOUNDATION                                           --
 OTHER CURRENT LIABILITIES                                                1,689
                                                                   ------------
                 TOTAL CURRENT LIABILITIES                            3,478,037

LONG TERM LIABILITIES
 BUILDING LOAN                                                          195,359
 INVESTOR CERTIFICATES                                               39,164,894
                                                                   ------------
                 TOTAL LONG TERM LIABILITIES                         39,360,253

 DEFERRED INCOME TAXES                                                   33,941
                                                                   ------------
                 TOTAL LIABILITIES                                   42,872,231

COMMON STOCK, .01 PAR VALUE,
 10,000,000 SHARES AUTHORIZED,
 528,975 ISSUED AND OUTSTANDING                                           5,289

PREFFERRED STOCK                                                        500,000

PAID IN CAPITAL                                                       3,433,322

RETAINED EARNINGS (DEFICIT)                                             (30,744)
                                                                   ------------
                 TOTAL SHAREHOLDER'S EQUITY                           3,907,867
                                                                   ------------

TOTAL LIABILITIES AND MEMBER'S EQUITY                              $ 46,780,098
                                                                   ============

     See accompanying accountant's report and notes to financial statements

PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC
STATEMENT OF INCOME
  AND RETAINED EARNINGS
For the 3 months ended March 31, 2002 and March 31, 2001

                                                         03/31/02      03/31/01
                                                       -----------    ---------

REVENUES
 Interest Income-Loans                                 $   775,079    $ 670,526
 Tax Free Interest Income                                  115,048         --
 Fees Earned                                               207,974      194,000
 Rental Income                                               6,335        2,779
 Other income                                                 --          2,911
                                                       -----------    ---------

 TOTAL REVENUES                                          1,104,436      870,216

OPERATING EXPENSES
 Interest Expense-Investor Certificates                    836,323      609,870
 Interest Expense-other                                      4,472        1,537
 Marketing Expenses                                        106,997       56,163
 Operating Expenses                                        276,647      228,277
                                                       -----------    ---------

 TOTAL OPERATING EXPENSES                                1,224,439      895,847

NET INCOME FROM OPERATIONS                                (120,003)     (25,631)

OTHER INCOME (EXPENSE)
 Interest Income-Banks                                      10,983       23,194
 Dividend Income                                             2,111         --
 Income Tax Expense                                           --           --
                                                       -----------    ---------

 TOTAL OTHER INCOME (EXPENSE)                               13,094       23,194

NET INCOME                                             $  (106,909)   $  (2,437)

RETAINED EARNINGS (DEFICIT)-BEGINNING OF PERIOD             76,165          339

DIVIDENDS                                                     --        (72,010)
                                                       -----------    ---------

RETAINED EARNINGS (DEFICIT)-END OF PERIOD              $   (30,744)   $ (74,108)
                                                       ===========    =========

     See accompanying accountant's report and notes to financial statements

PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENT OF CASH FLOWS
For the 3 months ended March 31, 2002
  and March 31, 2002

                                                      03/31/02       03/31/01
                                                    -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash from Operations:
   Net income (loss)                                $  (106,909)    $    (2,437)

  Items that do not use
    Cash:
     Depreciation and Amortization                       49,274          26,207
  (Increase) Decrease in
    Accounts Receivable                                 144,994          (1,535)
  (Increase) Decrease in
    Accrued Interest Receivable                        (126,265)         94,036
  (Increase) Decrease in
     Other Liabilities                                 (292,696)
  (Increase) Decrease in
    Intangible Assets                                  (105,916)        (25,186)
  (Increase) Decrease in
    Other Assets                                          1,583           3,385
  Increase (Decrease) in
    Accounts Payable                                    (13,680)         25,117
  Increase (Decrease) in
    Interest Payable                                   (177,324)        180,939
  Increase (Decrease) in
    Dividends Payable                                  (171,834)       (151,974)
  Increase (Decrease) in
    Rent Deposit Payable
  Increase (Decrease) in
    Income taxes payable                                               (112,264)
  Increase (Decrease) in
   Payroll taxes payable                                  5,698         (23,797)
  Increase (Decrease) in
   Other liabilities                                      1,689          17,245
  Increase (Decrease) in
    Deferred tax liability
                                                    -----------     -----------

Net Cash Provided (Used) by
  Operating Activities                                 (791,386)         29,736

Cash Flows From Investing Activities:
  Real estate costs capitalized                          (2,351)        (31,464)
  Plant, property and equipment purchased               (21,977)       (252,922)
  Bond holdings liquidated                               38,500          25,000
  Net loans made                                     (3,498,053)       (387,438)
                                                    -----------     -----------
Net Cash Provided (Used) by
  Investing Activities                               (3,483,881)       (646,824)

Cash Flows From Financing Activties:
  Stock subscriptions sold                               12,225         301,612
  Net certificates of Indebtedness Issued             5,132,759         650,173
  Loan-PIF
  Building loan principal payments made                  (1,835)        207,229
  Dividends
                                                    -----------     -----------

Net Cash Provided by Financing Activities             5,143,149       1,159,014

Net Increase (Decrease)
  in Cash:                                              867,882         541,926
Cash-Beginning of Period                              2,806,042       2,181,280
                                                    -----------     -----------

Cash-End of Period                                  $ 3,673,924     $ 2,723,206
                                                    ===========     ===========

     See accompanying accountant's report and notes to financial statements

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

NOTE 2 - LEASE COMMITMENTS

The Company has no material lease commitments at March 31, 2002.

NOTE 3 - REAL ESTATE LOANS RECEIVABLE

At March 31, 2002 the Company had Real Estate Loans Receivable from Churches and Church related properties totaling $33,749,469. These loans mature over a period beginning in 2002 and ending in 2012.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of costs incurred to 1)organize the Company, 2) costs of registering the Company's equity and debt securities, 3) developing the Prospectus for registering of the Company's securities, 4) commissions paid and/or accrued on the sale of debt securities and equity securities and the costs of acquiring assets and or assuming liabilities in acquisitions. These intangibles are amortized on a straight line basis periods of 5 to 40 years.

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 5 - INCOME TAXES

For the 3 months periods ended March 31, 2002 and March 31, 2001 the Company has recorded no income tax expense. For each of these periods the Company incurred operating losses for which no tax expense would be recorded. No provision has been made for any potential tax benefit of these interim operating losses due to the uncertainty of their availability by the end of each year.

Deferred income taxes exist because of prior period timing  differences  between
financial   accounting  and  tax  accounting  rules  for  the  deductibility  of intangible amortization expense and depreciation.

NOTE 6 - CASH CONCENTRATION

A cash concentration risk arises when the Company has more cash in one financial institution then is covered by insurance. At March 31, 2002 The Company had cash in banks in excess of FDIC insured amounts totaling $1,410,227.

NOTE 7-SECURITIES OFFERINGS

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

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 7-SECURITIES OFFERINGS (continuted)

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

NOTE 8-LOAN GUARANTEES

At March 31, 2002 the Company was guarantor for loans secured by retirement facilities owned by non-profit entitites. The total of such loan guarantees is approximately $20,310,000 at March 31, 2002 with an additional potential guarantee of approximately $3,445,000.

NOTE 9-PROFIT SHARING PLAN

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

NOTE 10-ACQUISITION OF INTEREST IN LIMITED LIABILITY COMPANY

During the year ended December 31, 2001, the Company acquired a 99% equity/100% profits interest in Wellstone Financial Group, LLC (WFG), a Georgia Limited Liability Company. WFG was formed for the purpose of assisting non-profit entities secure financing from sources other than the Company for retirement facilities, childcare facilities and church and church related facilities. WFG receives a fee for assisting hese non-profit entities secure non-Company financing.

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

Comparison of Periods Ending March 31, 2001 and March 31, 2002

Income

General. Assets increased from $32,228,042 at the end of March 2001 to $46,780,098 at the end of March 2002 as a result of the sale of the Company's stock and certificates. Gross income was $893,410 for the first quarter of 200 and $1,117,530 for 2002. Net income (loss) for these periods, before dividends but after taxes, was $(2,437) and $(106,909).

Total loans outstanding on March 31, 2001 were $26,857,247 and $33,749,469 on March 31, 2002. Our other assets at the end of March 2002 included $109,000 in investments in church bonds, $1,190,809 in interest receivable and $5,025,000 in tax free bonds. We also had investments in cash and otherliquid securities of $3,673,924.

Interest Income. Interest income on loans increased from $670,526 to $775,079, largely as a result of the additional loans made during this period. Investment interest income increased from $23,194 to $128,142 for the three month period, reflecting an increase in cash balances held.

Fee Income. Fee income for the three months ending March 31, 2002 was 207,974 versus $194,000 for the same period in 2001. The increase is the result of additional loans being made during the period out of increased funds arising from the sale of stock and certificates, as well as some limited refinancing of existing loans by third parties, providing some additional lendable assets.

Income from the sale of property. CMI did not realize any income from the sale of property during the quarters ending March 31, 2001 or March 31, 2002. None of its participating loans had sold property during the course of the year. PIF/CMI currently holds title to one property, in Soddy Daisy, TN, which it expects to sell during the year 2002.

Expenses

Interest Expense. As a result of its growth in assets through sales, PIF/CMI experienced an increase in interest expense from $611,407 to $840,795. This increase in interest expense is primarily a result of a net increase in outstanding certificate principal, from $29,842,551 to $39,164,894.

Marketing and Selling Expenses. To date, CMI has not committed substantial resources for marketing its lending capabilities because of the continuing backlog of projects with which it has been approached. Total promotional expenses in the first quarter of 2002 were $106,997 versus $56,163 in the same period of 2001.

Operating and Administrative Expenses. Operating and administrative expenses totaled $276,647 in 2002 and $228,227 in 2001. This increase can be attributed to having a larger asset base on which administrative services are incurred.

Selling commissions are paid in cash but capitalized over three, five, and seven years depending on whether a three-year certificate, five-year certificate or common stock is sold. Commission expense and the accompanying capitalized assets will increase as securities continue to be sold.

Amortized legal expenses increased as a result of the new offering in the year 2000. Legal expenses associated with all offerings are capitalized and amortized. We capitalized and are amortizing the costs associated with the transfer of registrar, paying agent, and trustee services as well.

Taxes. No income tax expense has been calculated for the periods ended March 31, 2002 and March 31, 2001. The Company incurred operating losses during each of those periods. It is not reasonable to calculate an "income tax benefit" based upon these initial quarter losses since the Company anticipates incurring a profit by the end of the year. We estimate taxes for the year 2002 will be approximately $200,000 based on projected income estimates for the year.

Liquidity and Capital Resources

Cash from Operations. Net cash provided from (used in) operating activities in the first quarter of 2001 was $29,736 and for the first quarter of 2002 was $(791,386).

Cash from Financings. CMI began operations in 1996 with an initial investment of
$510,000  from   individuals   and  PIF.  CMI's  first  offering  of  stock  and
certificates in 1998 raised a total of $3,747,306.

Current  Offering.  During the year ended December 31, 2001 we filed 2 Form SB-2
Registration   Statements   under  the  Securities  Act  of  1933.  Under  these
Registration Statements, the Company issued 3 separate securities.

Under the first of the SB-2 filings we issued securities identified as "Access Certificates". These certificates have no stated maturity, are purchased in $100 increments and bears a rate of interest as determined by the Company's board of directors on the first of each January, April, July and October. The directors may also change the rates between these dates if market conditions warrant such a change. Under this same filing the Company issued 5 year "Graduated Certificates". These certificates require a minimum investment of $500. Under the terms of the offering as filed, these certificates carry a graduated interest rate based on how long the certificate is held by the investor up to 5 years. These certificates are not collateralized and no sinking fund for paying the certificates on maturity is required.

Also during the year ended December 31, 2001 we offered up to $17,00,000 of Series B Certificates of Indebtedness. Of the $17,000,000 being offered, $3,000,000 has a March 13, 2003 maturity date and bears an interest rate of 7%. The remaining $14,000,000 will have a March 15, 2005 maturity date and bear interest at 9%. These certificates are not collateralized and no sinking fund for paying the certificates on maturity is required.

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

Part II. Other Information

Item 1. Legal Proceedings

         Not Applicable

Item 2. Changes in Securities
         There were no changes in securities

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

                         Cornerstone Ministries Investments, Inc.
                         (Registrant)
                         Dated: May 15, 2002

                         By:    S/John T. Ottinger
                                --------------------------------------------
                                  John T. Ottinger
                                  Vice President and Chief Financial Officer