Form 10QSB
period 2002-06-30
PIF/CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2002-08-14
CIK 1035270

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ending June 30, 2002

                                       Or

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

                          Commission File No. 333-93475

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Georgia                                          58-2232313
--------------------------------------------------------------------------------
  (State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)

6030 Bethelview Rd, #203, Cumming, GA                           30040
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

                  Yes__X__                  No___

As of July 31, 2001, there were issued and outstanding 529,943 shares of the common stock of the issuer.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                  PIF/Cornerstone Ministries Investments, Inc.

                                      Index
                                                                            Page

Form 10-QSB Title Page                                                        1

Index                                                                         2

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheet at June 30, 2002                               3

                 Statement of Operations for six
                 Months ending June 30, 2001 and 2002                         4

                 Statements of Cash Flow for six
                 Months ending June 30, 2001 and 2002                         5

                 Notes to Financial Statements                                6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operation                 8

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            9

         Item 2. Changes in Securities and Use of Proceeds                    9

         Item 3. Defaults on Senior Securities                                9

         Item 4. Submission of Matters to a Vote of Security Holders          9

         Item 5. Other Information                                            9

         Item 6. Exhibits and Reports on Form 8-K                             9

Signatures                                                                    10

Written statement of chief executive and chief financial officers             10

Special note about review by independent accountant                           10

PIF/Cornerstone Ministries Investments, Inc.
Balance Sheet June 30, 2002

         Assets
Current assets:
  Cash                                                               $ 4,099,690
  Accounts receivable                                                    250,000
  Other current assets                                                   656,403
                                                                     -----------
         Total current assets                                        $ 5,006,093

Real estate loans receivable                                          38,644,682
Fixed assets                                                           1,050,093
Bonds                                                                  5,110,500
Intangible assets, less amortization                                     306,229
Other assets                                                           1,110,833
                                                                     -----------

         Total assets                                                $51,228,430
                                                                     -----------

   Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                   $     8,487
  Interest and dividends payable                                       2,114,557
  Income taxes payable                                                    98,320
  Due on redeemed certificates                                           971,646
  Payroll tax liabilities                                                 12,911
  Other current liabilities                                                7,231
                                                                     -----------
         Total current assets                                        $ 3,213,152
                                                                     -----------

Long term liabilities:
  Investor certificates                                              $43,627,877
  Building loan                                                          193,336

         Total liabilities                                           $47,034,365
                                                                     -----------

Common stock, $0.01 par value,
  10,000,000 shares authorized,
  528,975 issued and outstanding                                           5,299
Paid in capital                                                        3,439,332
Preferred stock                                                          500,000
Retained Earnings                                                        249,434
                                                                     -----------

         Total equity                                                $ 4,194,065
                                                                     -----------

Total liabilities and equity                                         $51,228,430
                                                                     -----------

PIF/Cornerstone Ministries Investments, Inc.
Statement of Income and Retained Earnings for the six months ended June 30, 2001 and June 30, 2002

                                                     Six months ended June 30
                                                     ------------------------
                                                        2001           2002
                                                        ----           ----
Revenues
  Interest income - loans                          $ 1,400,505      $ 1,934,057
  Fees earned                                          795,925        1,097,974
  Rental income                                          7,346           13,235
  Other income                                           2,965             --
                                                   -----------      -----------

         Total income                              $ 2,206,741      $ 3,045,266
                                                   -----------      -----------

Operating expenses
  Interest expense                                 $ 1,254,944      $ 1,787,047
  Marketing expenses                                   105,203          228,734
  Other operating expenses                             431,575          563,979
                                                   -----------      -----------
         Total operating expenses                  $ 1,791,722      $ 2,579,760
                                                   -----------      -----------

         Net income from operations                $   415,019      $   465,506

Other income (expense)
  Estimated income taxes                              (174,541)         (89,800)
                                                   -----------      -----------

         Net income                                $   240,478      $   375,706
                                                   -----------      -----------

PIF/Cornerstone Ministries Investments, Inc.
Statement of Cash Flows
for the six months ended June 30, 2001 and June 30, 2002

                                                  Six months ended June 30
                                            -----------------------------------
                                                  2001                2002
                                                  ----                ----
Cash flows form operating activities:
  Net income                                   $   240,478    $   375,706
  Adjustments to reconcile net income
  To net cash provided by operations:
     Depreciation and amortization                  59,809        100,783
     Changes in:
         Accounts receivable                      (220,687)         3,668
         Interest receivable                        66,079        (81,086)
         Related company advances                     --         (160,738)
         Other assets                              (51,801)         9,456
         Accounts payable                          (12,869)       (69,463)
         Redeemed certificates due investors          --          978,128
         Interest payable                          199,041     (1,103,422)
         Dividends payable                        (151,974)           398
         Income taxes payable                       53,431         89,800
         Payroll taxes payable                     (24,368)         1,736
         Other liabilities                          75,821         (4,099)
                                               -----------    -----------

  Net cash provided by operating activities    $   232,960    $   140,867
                                               -----------    -----------

Cash flows from investing activities:
         Net loans made                        $(2,120,258)   $(7,111,187)
         Real estate purchased                    (451,392)        (2,351)
         Equipment purchased                      (257,460)       (32,018)
         Intangible assets purchased                  --          (44,400)
         Related company investment                   --          (62,585)
         Sale of bond holdings                        --           62,000
         Interest and fees receivable                 --         (364,859)
         Prepaid commissions                          --         (146,100)
                                               -----------    -----------

  Net cash used by investing activities        $(2,829,110)   $(7,701,500)
                                               -----------    -----------

Cash flows from financing activities:
         Common stock issued                   $   867,009    $     7,669
         Net debt certificates issued            2,090,671      9,022,921
         Building loan                             200,933         (3,858)
         Dividends                                    --         (172,452)
                                               -----------    -----------

  Net cash provided by financing activities    $ 3,158,613    $ 8,854,281
                                               -----------    -----------

Net cash increase for period                   $   562,463    $ 1,293,648
Cash at beginning of period                        364,608      2,806,042
                                               -----------    -----------

Cash at end of period                          $   927,071    $ 4,099,690
                                               -----------    -----------

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002

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

(D) Provision for Loan Losses

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

(E) Accrued Interest Income

Interest income is accrued monthly on the outstanding balance of loans receivable.

(F) Accrued Interest Expense

Interest on Certificates of Indebtedness is accrued semiannually from the date of issuance, and may be paid semiannually. Investors holding five year certificates in multiples of $10,000 may receive interest monthly.

(G) Cash and Cash Equivalents

Cash and cash equivalents include checking accounts and short term certificates with original maturities of 90 days or less.

NOTE 2 - LEASE COMMITMENTS

The Company had no lease commitments at June 30, 2002.

NOTE 3 - REAL ESTATE LOANS RECEIVABLE

At June 30, 2002, the Company had Real Estate Loans Receivable totaling $38,644,682. These loans mature over a period beginning in 2002 and ending in 2012.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of costs incurred to 1)organize the Company, 2) costs of registering the Company's equity and debt securities, 3) developing the Prospectus for registering of the Company's securities, and 4) commissions paid and/or accrued on the sale of debt securities and equity securities and (5) the costs of acquiring assets and/or assuming liabilities in acquisitions. These intangibles are amortized on a straight line basis for periods of 5 to 40 years.

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001and MARCH 31, 2002


NOTE 5 - CASH CONCENTRATION

A cash concentration risk arises when the Company has more cash in one financial institution than is covered by insurance. At June 30, 2002, the Company had cash in one institution that was $1,762,777 over the amount insured by the FDIC.

NOTE 6-SECURITIES OFFERING

During  the  year  ended  December  31,  2001  the  Company  filed  2 Form  SB-2
Registration   Statements   under  the  Securities  Act  of  1933.  Under  these
Registration Statements, the Company issued 3 separate securities.

Under the first of the SB-2 filings the Company issued securities identified as "Access Certificates". These certificates have no stated maturity, are purchased in $100 increments and bear a rate of interest as determined by the Company's board of directors on the first of each January, April, July and October. The directors may also change the rates between these dates if market conditions warrant such a change.

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

Also during the year ended December 31, 2001 the Company offered up to $17,000,000 of Series B Certificates of Indebtedness. Of the $17,000,000 offered, $3,000,000 has a March 13, 2003 maturity date and bears an interest rate of 7%. The remaining $14,000,000 has a March 15, 2005 maturity date and bears interest at 9%. These certificates are not collateralized and no sinking fund for paying the certificates on maturity is required.

Under a registration statement effective July 3, 2002, the Company began offering up to $45,000,000 of certificates, which include access, graduated and five-year, fixed-rate certificates. These certificates are not collateralized and no sinking fund for paying the certificates on maturity is required.

NOTE 7-LOAN GUARANTEES

At June 30, 2002, the Company was guarantor for loans secured by retirement facilities owned by non-profit entities. The total of such loan guarantees was approximately $20,310,000 at June 30, 2002.

NOTE 8-PROFIT SHARING PLAN

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

NOTE 9-ACQUISITION OF INTEREST IN LIMITED LIABILITY COMPANY

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

Comparison of Periods Ending June 30, 2001 and June 30, 2002

Income

General. Assets increased from $34,650,051 at June 30, 2001 to $51,228,430 at the end of June 2002, as a result of the sale of CMI's stock and certificates. Gross income was $2,206,741 for the first two quarters of 2001 and $3,045,266 for the same period in 2002. Net income for these periods, before dividends but after taxes, was $240,478 and $375,706.

Total loans outstanding on June 30, 2001 were $28,590,067 and $38,644,682 on June 30, 2002. Our other assets at the end of June 2002 included $5,110,500 in investments in bonds.

Interest Income. Interest income increased from $1,400,505 for the six months ended June 30, 2001 to $1,934,057 in the 2002 period, largely as a result of the additional loans made during this period.

Fee Income. Fee income for the six months ending June 30, 2002 was $1,097,974 versus $795,925 for the same period in 2001. The increase is primarily the result of additional loans being made during the period out of increased funds arising from the sale of certificates.

Expenses

Interest Expense. As a result of its growth in assets through certificate sales, we experienced an increase in interest expense from $1,254,944 in the first six months of 2001 to $1,787,047 in the 2002 period. This increase in interest expense is primarily a result of a net increase in outstanding certificate principal, from $28,047,867 to $43,627,877.

Marketing and Selling Expenses. To date, CMI has not committed substantial resources for marketing its lending capabilities because of the continuing backlog of projects with which it has been approached. Total marketing expenses in the first two quarters of 2002 were $228,734 versus $105,203 in 2001. Selling commissions are paid in cash but capitalized over three, five, and seven years depending on whether a three-year certificate, five-year certificate or common stock is sold. Commission expense and the accompanying capitalized assets will increase as securities continue to be sold.

Operating and Administrative Expenses. Operating and administrative expenses totaled $563,979 in the first six months of 2002 and $431,574 in the same period of 2001. This increase can be attributed to additional staff and support facilities.

Amortized legal expenses increased as a result of the offerings begun in the 2000. Legal expenses associated with both the offerings are capitalized and amortized. We capitalized and are amortizing the costs associated with the transfer of registrar, paying agent, and trustee services as well.

Taxes. We estimated income taxes for the six-month periods to be $89,800 for 2002 and $174,541 for 2001, based on projected income estimates for the year.

Liquidity and Capital Resources

Cash from Operations. Net cash from operating activities was $140,867 in 2002 and $232,960 in 2001.

Cash from Financings. For the six months ended June 30, 2002, $9,030,590 was raised from the sale of new securities, after subtracting the amount of outstanding securities redeemed. The net new capital raised in the 2001 period was $2,957,680.

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

         Not Applicable

Item 5. Other Information

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) No exhibits are filed.
(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PIF/Cornerstone Ministries Investments, Inc.
                          (Registrant)
                          Dated: August 12, 2000


                          By:   S/ John T. Ottinger
                             ------------------------------------------------
                                   John T. Ottinger
                                   Vice President and Chief Financial Officer

Written statement by the chief executive officer and chief financial officer

I certify that the Report on Form 10-QSB for the six months ended June 30, 2002 of PIF/Cornerstone Ministries Investments, Inc. fully complies with the requirements of section 15(d) of the Securities Exchange Act of 1934 and that information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of PIF/Cornerstone Ministries Investments, Inc.

                                S/ Cecil A. Brooks
                          ------------------------------------------
                          Cecil A. Brooks
                          President and Chief Executive Officer


                                S/ John T. Ottinger
                          ------------------------------------------
                          John T. Ottinger
                          Vice President and Chief Financial Officer

Special note about review by independent accountant

The independent accountant for PIF/Cornerstone Ministries Investments, Inc. has been T. Jackson McDonald, CPA, a sole proprietorship. Mr. McDonald had issued all audit and review reports during the entire time that the registrant has filed reports under Section 15(d). Mr. McDonald died suddenly and unexpectedly on July 20, 2002, while on vacation with his family. The registrant is making all diligent efforts to engage an independent accountant but was unable to do so in time for a review of this Report.