Form 10QSB
period 2002-09-30
PIF/CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2002-11-14
CIK 1035270

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ending September 30, 2002

                                       Or

/_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

                          Commission File No. 333-93475

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Georgia                                                       58-2232313
------------------------------------------------------------------------
(State or other jurisdiction                        (IRS Employer Identification
of incorporation or organization)                              Number)

6030 Bethelview Rd, #203, Cumming, GA                           30040
------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)

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

                  Yes  X                   No
                     -----                   -----

As of October 31, 2002, there were issued and outstanding 530,943.54 shares of the common stock of the issuer.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                  PIF/Cornerstone Ministries Investments, Inc.

                                      Index

                                                                            Page

Form 10-QSB Title Page                                                        1

Index                                                                         2

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Accountant's Review Report                                  3

                  Balance Sheet as of September 30, 2002                      4

                  Statement of Income and Retained Earnings (Deficit)
                  for the Nine Months ended September 30, 2001 and 2002       5

                  Statement of Cash Flows for the Nine
                  Months ended September 30, 2001 and 2002                    6

                  Notes to Financial Statements                               7

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation                10

         Item 3. Controls and Procedures                                      11

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            11

         Item 2. Changes in Securities and Use of Proceeds                    11

         Item 3. Defaults on Senior Securities                                11

         Item 4. Submission of Matters to a Vote of Security Holders          11

         Item 5. Other Information                                            11

         Item 6. Exhibits and Reports on Form 8-K                             11

Signatures                                                                    11

Certifications                                                                12

                           ROBERT N. CLEMONS, CPA, PA
                                   PO BOX 1670
                           DELAND, FLORIDA 32721-1670


To The Board of Directors
PIF/Cornerstone Ministries Investments, Inc.


We have reviewed the accompanying balance sheet of PIF/Cornerstone Ministries Investments, Inc. as of September 30, 2002 and the related statements of income & retained earnings, and cash flows for the nine months then ended along with the statements of income & retained earnings, and cash flows for the nine months ended September 30, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of PIF/Cornerstone Ministries Investments, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements and supplementary information in order for them to be in conformity with generally accepted accounting principles.


s/ Robert N. Clemons, CPA, PA

DeLand, Florida
November 11, 2002

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                     BALANCE SHEET AS OF SEPTEMBER 30, 2002


ASSETS
Cash                                                              $  8,336,995
Accounts Receivable                                                    833,536
Accrued Interest Receivable                                          1,265,041
Deferred Tax Asset                                                     331,526
Real Estate Loans                                                   46,691,338
Bond Holdings                                                        2,571,250
Fixed Assets, net of Depreciation                                      323,111
Goodwill                                                               450,997
Other Intangible Assets, net of Amortization                           811,363
Equity Interest in Unconsolidated LLC                                  564,635
Real Estate & Other Investments Held for Sale, Net                     336,215
Other Assets                                                           124,402
                                                                  ------------
         TOTAL ASSETS                                             $ 62,640,409
                                                                  ============


LIABILITIES & SHAREHOLDER'S EQUITY
Liabilities
Interest Payable                                                  $  2,109,038
Accounts & Other Payables                                              110,706
Investor Certificates                                               55,745,413
Deferred Loan Fees                                                     927,530
Building Mortgage                                                      191,312
                                                                  ------------
         Total Liabilities                                          59,083,999
                                                                  ------------
Shareholder's Equity
Series A Convertible Preferred Stock, no par value,
235,000 shares authorized, 76,923 shares issued & outstanding          500,000
Common Stock, $0.01 Par Value, 10 million shares authorized,
   528,975 shares issued & outstanding                                   5,299
Paid In Capital                                                      3,287,149
Retained Earnings (Deficit)                                           (236,038)
                                                                  ------------
         Total Shareholder's Equity                                  3,556,410
                                                                  ------------
         TOTAL LIABILITIES & SHAREHOLDERS EQUITY                  $ 62,640,409
                                                                  ============


                  SEE ACCOMPANYING NOTES & ACCOUNTANT'S REPORT.

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                STATEMENT OF INCOME & RETAINED EARNINGS (DEFICIT)
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 & 2002

                                                 2001             2002
                                             -----------      -----------
REVENUES
Interest Income & Fees Earned                $ 2,665,245      $ 3,533,707
Investment Income                                149,384          408,743
Real Estate & Other Income                       200,989          378,385
                                             -----------      -----------
         TOTAL REVENUE                         3,015,618        4,320,835
                                             -----------      -----------
OPERATING EXPENSES
Investor Interest Expense                      1,944,152        2,820,427
Marketing Expenses                               160,632          342,617
Operating Expenses                               623,773          782,673
                                             -----------      -----------
         TOTAL OPERATING EXPENSES              2,728,557        3,945,717
                                             -----------      -----------
OPERATING INCOME                                 287,061          375,118

Impairment Loss                                      -0-         (104,885)
Income Tax (Provision) Benefit                  (121,522)          54,896
                                             -----------      -----------
NET INCOME                                   $   165,539      $   325,129
                                             ===========      ===========

Retained Earnings as Previously Reported     $       339
Correction of Error, Note 2                     (116,178)
                                             -----------
Retained Earnings (Deficit) as Restated         (115,839)     $  (217,101)
Net Income                                       165,539          325,129
Dividends                                       (340,875)        (344,066)
                                             -----------      -----------
Retained Earnings (Deficit), Ending          $  (291,175)     $  (236,038)
                                             ===========      ===========


                  SEE ACCOMPANYING NOTES & ACCOUNTANT'S REPORT.

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 & 2002


                                                    2001              2002
                                                ------------      ------------
Cash Flows from Operating Activities:
Net Income                                      $    165,539      $    325,129
Adjustments to reconcile net income to cash
used by operating activities-
Depreciation & Amortization                           81,527           121,323
Changes in-
Accounts Receivable                                 (300,204)         (384,952)
Accrued Interest Receivable                          (29,588)         (197,498)
Deferred Taxes                                       (64,083)          (88,048)
Prepaid Expenses & Other Assets                       (8,227)          (63,714)
Interest Payable                                     509,040          (929,740)
Accounts & Other Payables                           (315,363)         (150,526)
Deferred Loan Fees                                   199,210           185,230
                                                ------------      ------------
Net Cash Provided By (Used By) Operations            237,851        (1,182,796)
                                                ------------      ------------
Cash Flows from Investing Activities:
Net Real Estate Loans                                (44,874)      (16,439,922)
Fixed Assets Purchased                              (672,852)          (70,782)
Proceeds from Sale of Real Estate                    614,578               -0-
Intangible Assets Acquired                          (195,962)         (341,890)
Assets Held for Sale                                     -0-           (4,702)
Bonds Holdings (Purchased) Disposed               (2,325,000)        2,601,250
                                                ------------      ------------
Net Cash Used by Investing Activities             (2,624,110)      (14,256,046)
                                                ------------      ------------
Cash Flows from Financing Activities:
Common Stock Issued                                  853,356             7,670
Net Investor Certificates Issued                   5,294,010        21,140,457
Mortgage Loan Received                               210,000               -0-
Principal Reduction on Building Mortgage             (10,917)           (5,881)
Dividends Paid                                      (217,999)         (172,451)
                                                ------------      ------------
Cash Provided By Financing Activities              6,128,450        20,969,795
                                                ------------      ------------
Net Change in Cash                                 3,742,191         5,530,953
Cash at Beginning of Period                        2,181,280         2,806,042
                                                ------------      ------------
Cash at End of Period                           $  5,923,471      $  8,336,995
                                                ============      ============
Supplemental Data-
Interest Paid                                   $  1,410,718      $  3,763,001
Income Taxes Paid                               $    227,885      $        -0-


                  SEE ACCOMPANYING NOTES & ACCOUNTANT'S REPORT.

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is in the business of originating and purchasing Mortgage loans for faith-based organizations, principally churches. The Company offers specialized programs for churches and non-profit sponsors of senior housing and affordable housing programs. The Company also invests in similar real estate projects for the purpose of selling at a profit, or leasing. Substantially all of the Company's loans and investments are in projects located in the Southeast United States.

The accounting policies of the Company conform to generally accepted accounting principles consistent with its industry.

The Company recognizes interest income from loans monthly as it is earned. The Company recognizes loan fees over the term of the loan in accordance with SFAS Nos. 65 & 91.

The Company has adopted SFAS No. 142 effective January 1, 2002. The expenses associated with organizing the corporation and beginning business have been capitalized and are being amortized over 60 months.

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

Property and equipment are valued at cost when purchased. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which are generally three to five years, for furnishings and equipment and 40 years for the Company's offices.

Interest on Certificates of Indebtedness is accrued semiannually from the date of issuance, and may be paid semi-annually. Investors holding five year certificates in multiples of $10,000 may receive interest monthly.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to the difference between the methods of accounting for depreciation. The deferred taxes represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Accelerated depreciation methods and shorter asset lives are used for tax reporting, and straight-line depreciation is used for financial statement reporting. The Company calculates deferred taxes under the provisions of the SFAS No. 109 which provides for deferred tax assets and liabilities to be carried on the balance sheet at current tax rates.

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that are used.

Certain report classifications used in prior year financial statements have been reclassified to conform to current year presentation.

NOTE 2 - CORRECTION OF PREVIOUS FINANCIAL STATEMENTS

The Company has retroactively restated prior period's financial statements for a correction in it's method of recognizing fees associated with mortgage loans required by SFAS 95. As of December 31, 2000 the Company deferred unearned loan fees net of related deferred taxes aggregating $275,440.

NOTE 3 - LEASE COMMITMENTS

The Company has no material lease commitments at September 30,2002.

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4-REAL ESTATE LOANS RECEIVABLE

At September 30, 2002 the Company had Real Estate Loans Receivable from Churches and Church related properties totaling $46,691,338. These loans mature over a period beginning in 2002 and ending in 2012.

NOTE 5 - INTANGIBLE ASSETS

The Company has adopted SFAS 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. Goodwill associated with the Company's acquisition of Presbyterian Investor's Fund, Inc. (PIF) is carried at $450,997. Management does not believe impairment of this asset has occurred and accordingly no provision for impairment loss has been recorded. Other Intangible Assets consist of costs incurred to register the Company's debt securities and commissions paid or accrued on the sale of debt securities. These are amortized on a straight line basis over a period of 5 years.

NOTE 6 - INCOME TAXES

Income tax expense (benefit) consists of estimated federal and state income taxes on the company's taxable income, and the change in components of deferred tax assets and liabilities. The Company's tax-free investments offset all taxable income through September 30, 2002. Accordingly, all income tax expense (benefit) is due to changes in the Company's Deferred Tax Assets and Liabilities.

NOTE 7 - CASH CONCENTRATION

A cash concentration risk arises when the Company has more cash in a financial institution than is covered by insurance. At September 30, 2002 the Company had cash in one institution in excess of insured limits totaling $7,981,368.

NOTE 8-SECURITIES OFFERINGS

During the year ended December 31,2001 the Company filed 2 Form SB-2 Registration Statements under the Securities Act of 1933. Under these Registration Statements, the Company issued 3 separate securities. Under the first of the SB- 2 filings the Company issued securities identified as "Access Certificates". These certificates have no stated maturity, are purchased in $100 increments and bear a rate of interest as determined by the Company's board of directors on the first of each January, April, July and October. The directors may also change the rates between these dates if market conditions warrant such a change. Under this same filing the Company issued 5 year "Graduated Certificates". These certificates require a minimum investment of $500. Under the terms of the offering as filed, these certificates carry a graduated interest rate based on how long the certificate is held by the investor up to 5 years. These certificates are not collateralized and no sinking fund for paying the certificates on maturity is required. Also during the year ended December 31,2001 the Company offered up to $17,000,000 of Series B Certificates of Indebtedness. Of the $17,000,000 being offered, $3,000,000 has a March 13,2003 maturity date and bears an interest rate of 7%. The remaining $14,000,000 will have a March 15, 2005 maturity date and bear interest at 9%. These certificates are not collateralized and no sinking fund for paying the certificates on maturity is required.

NOTE 9-LOAN GUARANTEES

At September 30, 2002 the Company was guarantor for loans secured by retirement facilities owned by non-profit entities. The total of such loan guarantees is approximately $20,310,000 at September 30, 2002.

NOTE 10-PROFIT SHARING PLAN

During the year ended December 31, 2001, the Company established a Profit Sharing Plan for its employees. The Plan allows for entry into the plan after one year of service, and immediate vesting of contributed amounts. The Plan does not have an employee contribution component. All contributions are to be made at the discretion of the Company after approval by the board of directors. For the period ended September 30, 2002 the Company has not determined that a contribution will be made.

NOTE 11-ACQUISITION OF INTEREST IN LIMITED LIABILITY COMPANY

During the year ended December 31, 2001, the Company acquired a 50% equity (99% profits interest) in Wellstone Financial Group, LLC (WFG), a Georgia Limited Liability Company. WFG was formed for the purpose of assisting non-profit entities secure financing from sources other than the Company for retirement facilities, childcare facilities and church and church related facilities. WFG receives a fee for assisting these non-profit entities secure non-Company financing. The Company accounts for its investment by the Equity Method.

                  PIF/CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 12 - BUILDING MORTGAGE

In connection with the acquisition of office space, the Company obtained a mortgage in the amount of $210,000. The real estate is pledged as collateral for the loan and the mortgage requires monthly payments of principle and interest totaling $2,068. Estimated principle reductions are-

Year 2003   $7,017     Year 2004   $7,717     Year 2005   $8,487
Year 2006   $9,333     Year 2005 & Beyond   $157,105

NOTE 13 - SERIES A CONVERTIBLE PREFERRED STOCK

In December, 2001 the Company amended its Articles of Incorporation to provide for the issuance of up to 235,000 shares of Series A Convertible Preferred Stock. The shares do not accrue dividends unless such dividends are declared by the Board of Directors. The shares entitle the preferred shareholder to have one vote per share, presently equal to the voting rights of Common shareholders. Each share is convertible, after 3 years, into shares of Common Stock based on an adjustable formula. If the shares were convertible at the balance sheet date herein, an additional 76,923 shares of Common Stock could be issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since  our  inception,   we  have  been  focused  on  serving  only  faith-based
organizations, principally churches and non-profit sponsors of senior housing, affordable housing, school and daycare programs.

PIF/CMI generates revenue primarily from origination and renewal fees on loans, interest on these loans, gains on the sale of property and interest on bonds and money market accounts. We currently charge a 10% fee on new loans and renewal fees of as much as 5% of the outstanding balance of the renewing loan. Our interest rate on all new loans is currently from 10% to 12%. Some loans are participating loans, enabling PIF/CMI to receive income from the gains on the sale of property for which it has provided financing. The participation percentage varies between 25% and 33% of the gains on the sale of real estate.

Comparison of Periods Ending September 30, 2001 and September 30, 2002

Income

General. Assets increased from $38,038,922 at September 30, 2001 to $62,640,409 at the end of September 2002, as a result of the sale of our certificates. Total Revenue was $4,320,835 for the first three quarters of 2002 and $3,015,618 for the same period in 2001. Net income for these periods, before dividends but after taxes, was $325,129 for the 2002 period and $165,539 in the first nine months of 2001.

Total loans outstanding on September 30, 2002 were $46,691,338 and $26,439,969 on September 30, 2001. Our other assets at the end of September 2002 included a $2,571,250 investments in bonds.

Interest Income. Interest income and fees earned increased from $2,665,245 for the nine months ended September 30, 2001 to $3,533,707 in the 2002 period, largely as a result of the additional loans made during this period.

Investment Income. Most of our investment income is from our purchase of bonds used as permanent financing for projects we had funded during their development and initial operations. We owned $2,571,250 of bonds at September 30, 2002, up from $2,325,000 at September 31, 2001. We received $408,743 in interest and dividends during the first nine months of 2002, compared to $149,384 in the similar 2001 period.

Other Real Estate Income. The increase, to $408,743 in the first nine months of 2002 from $200,989 in the 2001 period, was principally from the sale of real estate.

Expenses

Investor Interest Expense. As a result of its growth in assets through certificate sales, we experienced an increase in interest expense to $2,820,427 in the first nine months of 2002 from $1,944,152 in the 2001 period. This increase in interest expense is primarily a result of a net increase in outstanding certificate principal, to $55,745,413 at September 30, 2002from $31,251,206 a year earlier.

Marketing Expenses. To date, CMI has not committed substantial resources for marketing our lending capabilities because of the continuing backlog of projects with which we have been approached. Total expenses for marketing our certificates in the first three quarters of 2002 were $342,617 versus $160,632 in 2001. Selling commissions paid to brokers for selling certificates are paid in cash but charged as an expense over the term of the certificates they sold. The unamortized balance is on the Balance Sheet as part of "Other Intangible Assets, net of amortization."

Operating Expenses. Operating expenses increased to $782,673 in the first nine months of 2002 from $623,773 in the same period of 2001. This increase reflects additional employees and compensation added to handle growth in our business, as well as the support facilities for the increased number of employees.

Impairment Loss. During the nine months ended September 30, 2002 we charged as an expense the $104,885 incurred to create a structure for marketing our certificates.

Taxes. We estimated income taxes for the nine-month periods, based on projected income estimates for the year, including the tax-free income from bonds. All income tax expense (benefit) is due to changes in our deferred tax assets and liabilities.

Liquidity and Capital Resources

Cash flows from Operations. Net cash used by operations was $1,182,796 in the first nine months of 2002 and net cash from operations was $237,851in 2001. Most of the difference is from the amount of interest payable as of the end of the period.

Cash Flows from Investing Activities. We used $14,256,046 in investing activities in the first nine months of 2002, up from $2,624,110 for the year-earlier period. The difference was more than $16 million in net real estate loans made in 2002, offset by the purchase of bonds in 2001 and the sale of bonds in 2002.

Cash from Financings. For the nine months ended September 30, 2002, $21,140,457 was raised from the sale of new certificates, after subtracting the amount of outstanding securities redeemed. The net new capital raised from certificate sales in the 2001 period was $5,294,010.

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

Effects of Inflation or Deflation

Inflation, which has been limited during the course of our operating history, has had little effect on operations and we do not believe it will have a significant effect on our cost of capital or on the rates that we charge on our loans. Inflation resulting in increased prices for real estate could potentially decrease the ability of some potential clients to purchase, finance, or lease a property. There is very limited experience with a period of declining prices, deflation. It could make it more difficult for our borrowers to obtain long-term financing on their properties, so that the periods of our loans could be extended.

Item 3. Controls and Procedures

The principal executive officer and the principal financial officer of the small business issuer, PIF/Cornerstone Ministries Investments, Inc., have, as of October 31, 2002, evaluated the small business issuer's disclosure controls and procedures, as defined by Sections 13a-14(C) and 15d-14(C) of the Securities Exchange Act of 1934. Based on their evaluation, they have concluded that those disclosure controls and procedures are designed and implemented effectively to ensure that information required to be disclosed by the small business issuer in the reports that it files or submits under that Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Part II. Other Information

Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits  and Reports on Form 8-K

(a) No  exhibits  are filed with this report.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2000       PIF/Cornerstone Ministries Investments, Inc.
                               (Registrant)


                               By:    S/John T. Ottinger
                                  -----------------------------------------
                                      John T. Ottinger
                                      Vice President and Chief Financial Officer

Certifications

I, Cecil A. Brooks, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PIF/Cornerstone Ministries Investments, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002             s/Cecil A. Brooks
                                    -----------------
                                    Cecil A. Brooks, Chairman of the Board,
                                    President, Chief Executive Officer



I, John T. Ottinger, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PIF/Cornerstone Ministries Investments, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                  s/John T. Ottinger
                                         ------------------
                                         John T. Ottinger, Vice President,
                                         Chief Operating Officer and
                                         Chief Financial Officer