Form 10KSB
period 2002-12-31
PIF/CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2003-04-15
CIK 1035270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

                                   For the fiscal year ended December 31, 2002

[ ] Transition report under section 13 or 15(d) of the securities exchange act of 1934

                                   For the transition period from      to

                                   Commission file number 333-93475

                    Cornerstone Ministries Investments, Inc.
                 (Name of small business issuer in its charter)

            Georgia                                        58-2232313
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                         Identification No.)

2450 Atlanta Highway, Suite 904, Cumming, GA                 30040
 (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number (678) 455-1100

                  PIF/Cornerstone Ministries Investments, Inc.,
               6030 Bethelview Road, Suite 203, Cumming, GA 30040
         (Former name or former address, if changed since last report.)

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class           Name of each exchange on which registered
Common stock, without par value    Chicago Stock Exchange (approved for listing)

Securities registered under Section 12(g) of the Exchange Act: (Title of class) Not applicable (Section 15(d) filing)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year $6,909,340

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of February 28, 2003 the aggregate market value held by non-affiliates was $3,383,267 based upon current public offering price.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 531,136 shares of common stock as of February 28, 2003.

         Documents incorporated by reference: Portions of Issuer's Form SB-2 Registration Statement, No. 333-91564, effective July 3, 2002.

         Transitional Small Business Disclosure Format: Yes____; No_X_

                                     Part I

Item 1. Description of Business.

The information required by this item is incorporated by reference from the section "Business" on pages 9 through 13 of the final Prospectus contained in the Issuer's Form SB-2, as it became effective with the Commission on July 3, 2002.

Item 2. Description of Property.

The information required by this item is incorporated by reference from the section "Business: Facilities" on page 13 of the final Prospectus contained in the Issuer's Form SB-2, as it became effective with the Commission on July 3, 2002.

Item 3. Legal Proceedings.

The information required by this item is incorporated by reference from the section "Business: Legal proceedings" on page 13 of the final Prospectus contained in the Issuer's Form SB-2, as it became effective with the Commission on July 3, 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.


                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)(1) The Issuer's common stock has been approved for Tier II registration on the Chicago Stock Exchange, subject to meeting certain numerical requirements. There has not yet been any public trading in the Issuer's common stock.

         (2) (i) The Issuer has 235,000 shares of Series A Convertible Preferred Stock outstanding, which is convertible, after December 2004, into shares of its common stock, on an adjustable formula. The formula would have been equal to 76,923 shares at December 31, 2002. (ii) There are an aggregate 75,976 shares of the Issuer's common stock owned by its directors and executive officers, and any shareowner it knows to own beneficially 5% or more of the outstanding shares of its common stock. These shares could be sold under Rule 144. The Issuer has not agreed to register any shares under the Securities Act for sale by security holders. (iii) The Issuer proposes to publicly offer 250,000 shares of its common stock in the second quarter of 2003, at the same $6.50 price per share as in its initial public offering. There is no public trading and therefore no market price of the common stock that could be affected.

(b) There are 121 holders of record of the Issuer's common stock.

(c) For the last two fiscal years, the issuer has paid semi-annual cash dividends on its common stock, at annual rates of 10% to 11% on the $6.50 share purchase price. The amount of earnings is the only restriction that may limit the ability to pay dividends in the future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview of operations. We have always focused on serving only faith-based organizations, principally churches. We also offer specialized programs for church and other non-profit sponsors of senior housing and affordable/moderate income housing programs. While our earnings have historically come from financing churches, that began to moderately increase during the last quarter of 2000 as we began to realize revenues from investment in senior and affordable/moderate income housing projects. We generate revenue from:

o        interest on loans

o        origination and renewal fees on loans

o        gains on the sale of property securing loans

o        interest on securities

o        consulting fees

We currently charge a 10% fee on new loans and renewal fees of as much as 5% of the outstanding balance of the renewing loan. Our interest rate on all new loans is currently from 10% to 12%. Some loans are participating loans, enabling us to receive income from the gains on the sale of property for which we have provided financing. The participation percentage varies between 25% and 33% of the gains on the sale of real estate.

Comparison of years ending December 31, 2001 and December 31, 2002

General. Assets increased from $41,074,942 at the end of 2001 to $71,776,839 at the end of 2002 as a result of the sale of our certificates. Total revenues for 2001 were $4,362,214 and were $6,909,340 for 2002. Net income for these periods, before dividends but after taxes, was $247,120 for 2001 and $612,608 for 2002.

Our investment in loans outstanding were $30,576,660 on December 31, 2001 and $64,667,610 on December 31, 2002. Our other assets at the end of 2002 included $2,571,250 in investments in bonds and $1,500,499 in cash. The amount of our investor certificates and accrued interest increased from $37,643,733 at December 31, 2001 to $67,977,382 a year later.

Loan interest and fee Income. We received $6,018,879 in loan interest and fees earned during 2002, compared to $3,868,429 in 2001. The weighted average interest rate on the loan balances at February 28, 2003 was 9.48%. The increase is the result of additional loans being made during the course of the year out of increased funds arising from the sale of certificates, and from refinancing of existing loans by third parties.

Real estate and other income. Other than two office condominiums we own and lease to others, we had disposed of all but two properties to which we held title before the year 2000. We sold one in 2001 and the other in 2002. (?) Gain is shown as revenue for those years. None of our participating loans had sold property during the course of the two years. Most of our other income is interest from our purchase of bonds used as permanent financing for projects we had funded during their development and initial operations. We owned $2,571,250 of bonds at December 31, 2002 and $5,172,500 at December 31, 2001..

Investor interest expense. Interest expense increased from $2,726,524 in 2001 to $4,154,997 in 2002. This results from paying interest in 2002 on the larger amount of certificates that resulted from our continuing sales of investor certificates. The weighted average interest cost for all of the outstanding certificates at February 28, 2003 was 8.60%.

Marketing expenses. We have not paid significant amounts for marketing our lending capabilities because of the continuing backlog of projects with which we have been approached. Total expenses for marketing our certificates in 2002 were $494,042 versus $229,154 in 2001. Selling commissions paid to brokers for selling certificates are paid in cash but charged as an expense over the term of the certificates they sold. The unamortized balance is on the Balance Sheet as part of "Other Intangible Assets, net."

Operating and personnel expenses. Operating and personnel expenses increased to $1,393,604 in 2002 from $1,101,927 in 2001. This increase reflects additional employees and compensation added to handle growth in our business, as well as the support facilities for the increased number of employees. For 2003, we have contracted with Cornerstone Capital Advisors to provide all our administrative services. We will reimburse CCA for its expenses, which are expected to be no more than if we continued to provide our own administration. There is no set fee to CCA but we may pay a fee for good performance.

Impairment loss. During 2002 we charged as an expense the $129,885 incurred to create a structure for marketing our certificates.

Income tax (provision) benefit. All income tax benefit is due to changes in our deferred tax assets and liabilities.

Dividends

We paid $363,371 in dividends on our common stock during 2002, compared to $360,735 in 2001.

Liquidity and Capital Resources

Cash flows from operations. Net cash used by operations was $200,593 in 2002 and net cash provided by operations was $1,028,147 in 2001. The difference is principally from differences in the amounts of payables and other intangibles.

Cash Flows from investing activities. We used $31,472,675 in investing activities in 2002, up from $9,488,708 for the year-earlier period. The increase resulted primarily from approximately $15 million more real estate loans made in 2002, approximately $15 million more loan principal payments received in 2001, offset by the purchase of bonds in 2001 and the sale of bonds in 2002. We currently have commitments and applications sufficient to invest the cash on hand.

Cash from Financings. During 2002, $30,604,172 was raised from the sale of new certificates, after subtracting the amount of outstanding securities redeemed. The net new capital raised from certificate sales in 2001 was $9,121,904. Our experience since 1985 has been that approximately 95% of the maturing amounts are immediately reinvested in new certificates, so that we do not actually pay back that principal in cash. This past experience may not be repeated for future maturing certificates and we may be required to raise cash, from borrowings or selling assets, to pay back more of the maturing certificates.

We believe that additional sales of new investments from the current and planned offerings, as well as cash on hand, expected refinancings and sales of existing loans, will be sufficient to meet our capital needs. We also expect to have a bank line of credit in place on each of these certificate maturity dates.

The amount and timing of our future capital requirements will depend, in addition to repaying maturing certificates, on factors such as the origination and funding of new investments, potential acquisitions of related businesses and the overall success of our marketing efforts for certificates, notes and any other securities.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

As reported on the Issuer's Form 10-Q for the period ending June 30, 2002, filed August 13, 2002, its independent accountant, a sole practitioner, died suddenly and unexpectedly on July 20, 2002. As reported on the Issuer's Form 8-K, filed February 12, 2003, the Issuer engaged, on February 10, 2003, an independent accountant, Robert N. Clemons, CPA, PA, as the principal accountant to audit the registrant's financial statements.

Prior to engaging Mr. Clemons, the registrant did not consult him about the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the registrant's financial statements. The registrant did consult with Mr. Clemons about the application of accounting principles to its business generally, such as the amortization of loan fees. Mr. Clemons' oral advice was that SFAS No. 91 would be followed. The former accountant was deceased and therefore not consulted. Mr. Clemons was asked to review this disclosure before it was filed with the Commission. He has advised the registrant that he will not be furnishing the registrant with a letter described in Item 304(a)(2)(i)(D).


                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by this item is incorporated by reference from the section "Management" on page 14 of the final Prospectus contained in the Issuer's Form SB-2, as it became effective with the Commission on July 3, 2002.

Item 10. Executive Compensation.

This summary compensation table shows all compensation paid to our two executive officers during 2001 and 2002:


                                                                  Annual
                                                               compensation
                                                              ---------------
Name and principal position                                   Year     Salary
---------------------------                                   ----     ------
Cecil A. Brooks, Chairman of the Board, President and CEO     2001    $150,000
                                                              2002     150,000
John T. Ottinger, Vice president, Secretary, Treasurer
  and COO                                                     2001     100,000
                                                              2002     100,000

Our executive officers were compensated by PIF through 2000 and their services were included in the administrative services agreement we had with PIF. Their services for 2003 will be included in the administrative services agreement with Cornerstone Capital Advisors, Inc. Neither we nor CCA have employment agreements with them or any other employees.

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

Name of  Beneficial Owner               Number of      Percentage of Total
                                        Shares         Common Stock
                                        Beneficially   Beneficially Owned
                                        Owned

Cecil A. Brooks                          1,953               *                *

John T. Ottinger                         1,719               *                *

Taylor McGown                                                *                *
                                         1,538
Irving B. Wicker                         1,538               *                *

Church Growth Foundation, Inc.          69,228              13%               *

All directors and executive officers     6.659             1.6%               *
as a group (4 Persons)

* Amounts to less than one percent.

Item 12. Certain Relationships and Related Transactions. Furnish the information required by Item 404 of Regulation S-B.

The information required by this item is incorporated by reference from the section "Certain Transactions" on page 16 of the final Prospectus contained in the Issuer's Form SB-2, as it became effective with the Commission on July 3, 2002.

Item 13. Exhibits and Reports on Form 8-K.

(a) (Item 601 of Regulation S-B)

      Exhibit
      Number                                    Description
      ------                                    -----------
        1.1 Sales Agency Agreement with Huntleigh Securities Corp. and Medallion Equities, Inc. (Incorporated by reference from
                  Exhibit 1.1 of Pre-Effective Amendment No. 2 to Registrant's Registration Statement on form SB-2, No. 333-93475, filed April 26, 2000.)

        1.2 Certificate of Indebtedness Purchase Agreement, for direct sales by the Registrant (Incorporated by reference from Exhibit 1.2 of the Issuer's Registration Statement on form SB-2, No. 333-91564, filed June 28, 2002.)

        3.1 Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.1 of Registrant's Registration Statement on Form SB-2, No. 333-93475, filed January 14, 2000.)

        3.2 Amended and Restated By-laws of the Registrant (Incorporated by reference from Exhibit 3.2 of Registrant's Registration Statement on Form SB-2, No. 333-93475, filed January 14, 2000.)

        4.1 Article III.A., page 1 of the Amended and Restated Articles of Incorporation and Article III of the Amended and Restated By-laws (Reference is made to Exhibits 3.1 and 3.2)

        4.2 Form of Graduated Rate Redeemable Certificate of Indebtedness (Incorporated by reference from Exhibit 3.2 of Registrant's Registration Statement on Form SB-2, No. 333-70474, filed September 28, 2001)

        4.3 Form of Seven Day Redeemable Certificate of Indebtedness (Incorporated by reference from Exhibit 3.2 of Registrant's Registration Statement on Form SB-2, No. 333-70474, filed September 28, 2001)

        4.4 Form of five-year term certificates (Incorporated by reference from Exhibit 4.4 of the Issuer's Registration Statement on form SB-2, No. 333-91564, filed June 28, 2002.)

        4.5 Trust Indenture for Series B and C Certificates of Indebtedness (Incorporated by reference from Exhibit 4.4 of Registrant's Registration Statement on Form SB-2, No. 333-93475, filed January 14, 2000.)

        4.6 Trust Indenture dated June 14, 2002 Registrant (Incorporated by reference from Exhibit 4.8 of the Issuer's Registration Statement on form SB-2, No. 333-91564, filed June 28, 2002.)

         21       Subsidiaries of the Issuer

         24 Power of Attorney (included in the Signatures section of this report)

         99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) No report on Form 8-K was filed during the last quarter of the period covered by this report.

Item 14.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains a system of "disclosure controls and procedures" (as defined in Rules 13a -- 14(c) and 15d -- 14(c) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner of material information required to be included in the Company's periodic Securities and Exchange Commission filings. (b) Changes in Internal Controls. Since the evaluation date, no significant changes were made to the Company's internal controls or other factors that could significantly affect these controls.

                           ROBERT N. CLEMONS, CPA, PA
                                   PO BOX 1670
                           DELAND, FLORIDA 32721-1670

To The Board of Directors
Cornerstone Ministries Investments, Inc.

                          Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of Cornerstone Ministries Investments, Inc. (formerly PIF/Cornerstone Ministries Investments, Inc.) & Subsidiaries as of December 31, 2000, 2001 & 2002 and the related consolidated statements of income (loss) & retained earnings (deficit), changes in stockholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Ministries Investments, Inc. & Subsidiaries as of December 31, 2000, 2001 & 2002 and the results of their operations, changes in their stockholder's equity and their cash flows for the year then ended in conformity with generally accepted accounting principles.



S/ Robert N. Clemons, CPA, PA
DeLand, Florida
April 7, 2003

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000, 2001 & 2002


                                                                             12/31/00               12/31/01               12/31/02
ASSETS
Cash in banks                                                            $  2,181,280           $  2,907,457           $  1,500,499
Pre-funded project costs                                                       67,085                454,584                609,020
Real estate loans, net                                                     26,896,502             30,576,660             64,667,610
Bond holdings                                                                 273,500              5,172,500              2,571,250
Fixed assets, net                                                               6,689                266,655                320,337
Deferred tax asset                                                            166,933                277,419                274,233
Goodwill                                                                            0                450,997                400,901
Other intangible assets, net                                                  955,226                576,470              1,054,801
Real estate held for sale                                                     295,499                331,513                340,000
Other assets                                                                    6,538                 60,687                 38,188
                                                                         ------------           ------------           ------------
TOTAL ASSETS                                                             $ 30,849,252           $ 41,074,942           $ 71,776,839
                                                                         ============           ============           ============
LIABILITIES & SHAREHOLDER'S EQUITY
Investor certificates & accrued interest                                 $ 27,696,741           $ 37,643,733           $ 67,977,382
Bond fund certificates                                                        474,145                      0                      0
Accounts and other payables                                                   196,412                132,178                282,120
Common dividends payable                                                      151,974                171,834                168,640
Building mortgage                                                                   0                197,194                189,226
Deferred income taxes                                                          22,823                 33,941                      0
                                                                         ------------           ------------           ------------

TOTAL LIABILITIES                                                          28,542,095             38,178,880             68,617,368
                                                                         ------------           ------------           ------------

SHAREHOLDER'S EQUITY
Series A Convertible Preferred Stock, no par
  value; 235,000 shares authorized, no
  shares issued & outstanding                                                       0                      0                      0
Common Stock, $0.01 Par Value, 10 million
  shares authorized; 530,944 shares issued
  & outstanding                                                                 3,972                  5,287                  5,309
Paid in capital                                                             2,578,286              3,279,491              3,293,641
Retained earnings (deficit)                                                  (275,101)              (388,716)              (139,479)
                                                                         ------------           ------------           ------------

TOTAL SHAREHOLDER'S EQUITY                                                  2,307,157              2,896,062              3,159,471
                                                                         ------------           ------------           ------------

TOTAL LIABILITIES &
  SHAREHOLDER'S EQUITY                                                   $ 30,849,252           $ 41,074,942           $ 71,776,839
                                                                         ============           ============           ============


SEE ACCOMPANYING NOTES & AUDITOR'S REPORT

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) & RETAINED EARNINGS (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 & 2002


                                                                                 12/31/00             12/31/01             12/31/02
INCOME
Loan interest & fees earned                                                   $   469,023          $ 3,868,429          $ 6,018,879
Real estate & other income                                                         20,410              493,785              890,461
                                                                              -----------          -----------          -----------
TOTAL INCOME                                                                      489,433            4,362,214            6,909,340
                                                                              -----------          -----------          -----------
Investor interest expense                                                         314,871            2,726,524            4,154,997
Marketing expenses                                                                 92,239              229,154              494,042
Operating & personnel expenses                                                    180,302            1,101,927            1,393,604
                                                                              -----------          -----------          -----------
TOTAL EXPENSES                                                                    587,412            4,057,605            6,042,643
                                                                              -----------          -----------          -----------
Operating income (loss)                                                           (97,979)             304,609              866,697
Impairment loss                                                                         0                    0             (129,885)
Income tax (provision) benefit                                                     36,767              (57,489)            (124,204)
                                                                              -----------          -----------          -----------
NET INCOME (LOSS)                                                            ($    61,212)         $   247,120          $   612,608
                                                                              ===========          ===========          ===========
Retained earnings as previously reported                                      $    10,130          $       339
Correction of error, Note 2                                                                           (275,440)
                                                                              -----------          -----------
Beginning retained earnings (deficit) as restated                                  10,130             (275,101)        ($   388,716)
Net income (loss)                                                                 (61,212)             247,120              612,608
Dividends                                                                        (224,019)            (360,735)            (363,371)
                                                                              -----------          -----------          -----------
Ending retained earnings (deficit)                                           ($   275,101)        ($   388,716)        ($   139,479)
                                                                              ===========          ===========          ===========

SEE ACCOMPANYING NOTES & AUDITOR'S REPORT

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 & 2002


                                                                                                       RETAINED
                                                        COMMON          PAID-IN        PREFERRED       EARNINGS         TOTAL
                                                         STOCK          CAPITAL          STOCK         (DEFICIT)        EQUITY
BALANCE, DECEMBER 31, 1999                            $     1,191     $ 1,189,839     $         0     $    10,130     $ 1,201,160
Net income (loss) for year 2000 as restated                                                               (61,212)        (61,212)
Dividends declared                                                                                       (224,019)       (224,019)
Capital contributed                                         2,781       1,388,447                                       1,391,228
                                                      -----------     -----------     -----------     -----------     -----------
BALANCE, DECEMBER 31, 2000                                  3,972       2,578,286               0        (275,101)      2,307,157
Correction of error, Note 2                                              (152,183)                                       (152,183)
                                                      -----------     -----------     -----------     -----------     -----------
BALANCE, DECEMBER 31, 2000 AS RESTATED                      3,972       2,426,103               0        (275,101)      2,154,974
Net income                                                                                                247,120         247,120
Dividends declared                                                                                       (360,735)       (360,735)
Capital contributed                                         1,315         853,388                                         854,703
                                                      -----------     -----------     -----------     -----------     -----------
BALANCE, DECEMBER 31, 2001                                  5,287       3,279,491               0        (388,716)      2,896,062
Net income                                                                                                612,608         612,608
Dividends declared                                                                                       (363,371)       (363,371)
Capital contributed                                            22          14,150                                          14,172
                                                      -----------     -----------     -----------     -----------     -----------
                                                      $     5,309     $ 3,293,641     $         0     ($  139,479)    $ 3,159,471
                                                      ===========     ===========     ===========     ===========     ===========

SEE ACCOMPANYING NOTES & AUDITOR'S REPORT

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 & 2002


                                                                             12/31/00               12/31/01               12/31/02
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        ($    61,212)          $    247,120           $    612,608
Adjustments to reconcile net income to cash
from operations-
Depreciation & amortization                                                    31,945                124,014                154,384
Changes in-
Pre-funded project costs                                                      (67,085)              (387,499)              (154,436)
Accrued loan interest & deferred loan fees                                   (380,526)               101,499                (99,823)
Deferred taxes                                                               (156,482)               (99,368)               (30,755)
Other intangibles                                                            (154,971)               378,756               (478,331)
Investor interest payable                                                   2,129,940                825,088               (270,523)
Accounts & other payables                                                      78,689                (64,234)               149,942
Dividends payable                                                             122,198                 19,860                 (3,194)
Other items, net                                                               (1,538)              (117,089)               (80,465)
                                                                         ------------           ------------           ------------
NET CASH PROVIDED (USED) BY OPERATIONS                                      1,540,958              1,028,147               (200,593)
                                                                         ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made & purchased                                        (25,108,339)           (23,327,367)           (38,174,217)
Loan principal payments received                                            2,051,509             19,545,810              4,183,090
Bonds purchased                                                                                   (5,025,000)
Bonds sold or redeemed                                                                               126,000              2,601,250
Fixed assets purchased                                                       (295,499)              (272,137)               (74,311)
Goodwill acquired                                                                                   (500,000)
PIF merger                                                                   (308,966)
Real estate costs capitalized                                                                        (36,014)                (8,487)
                                                                         ------------           ------------           ------------
NET CASH (USED) BY INVESTING                                              (23,661,295)            (9,488,708)           (31,472,675)
                                                                         ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates                                                      22,426,775              9,121,904             30,604,172
Bond fund redemptions                                                                               (474,145)
Building mortgage                                                                                    197,194                 (7,968)
Stock issued                                                                1,391,228                702,520                 14,172
Dividends                                                                    (222,421)              (360,735)              (344,066)
                                                                         ------------           ------------           ------------
NET CASH PROVIDED BY FINANCING                                             23,595,582              9,186,738             30,266,310
                                                                         ------------           ------------           ------------
NET CHANGE IN CASH                                                          1,475,245                726,177             (1,406,958)
Cash at beginning of period                                                   706,035              2,181,280              2,907,457
                                                                         ------------           ------------           ------------
CASH AT END OF PERIOD                                                    $  2,181,280           $  2,907,457           $  1,500,499
                                                                         ============           ============           ============
Supplemental Information-
Interest paid during the period                                          $    259,411           $  1,916,134           $  4,499,470
Income taxes paid during the period                                      $      9,200           $    234,460           $          0


SEE ACCOMPANYING NOTES & AUDITOR'S REPORT

             CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements include the accounts of Cornerstone Ministries Investments, Inc., Wellstone Communities, Inc. and Wellstone Financial Group, LLC (collectively "The Company"). The Company originates and purchases mortgage loans made to faith-based organizations. The Company offers specialized programs for churches, not-for-profit sponsors of senior housing and affordable housing programs. The Company also invests in similar real estate projects for the purpose of selling at a profit, or leasing. Substantially all of the Company's loans and investments are in projects located in the Southeastern United States.

The Company recognizes interest income from loans (both interest and fees) as it is earned in accordance with SFAS Nos. 65 & 91.

The Company has adopted SFAS No. 142 effective January 1, 2002. The expenses associated with organizing the corporation and beginning business have been capitalized and are being amortized over 60 months.

Management is of the opinion that losses arising from the default of church or not-for-profit loans are not probable nor reasonably estimated. Management has an aggressive policy of working out any potential problem loans before they reach the default stage. Therefore, no allowance for loan losses is reflected in the accompanying statements.

Cash and cash equivalents include checking accounts and short term certificates with original maturities of 90 days of less.

Property and equipment are valued at cost when purchased. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which are generally three to five years for furnishings and equipment, and 40 years for the Company's owned offices.

Interest on Investor Certificates is accrued from the date of issuance, and may be paid semi-annually. Investors holding five year certificates in multiples of $10,000 may receive interest monthly.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to the difference between the methods of accounting for depreciation and loan fees for financial and tax-reporting purposes. The deferred taxes represent the estimated future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Accelerated depreciation methods and shorter asset lives are used for tax reporting, and straight-line depreciation is used for financial statement reporting. The Company calculates deferred taxes under the provisions of SFAS No. 109 which provides for deferred tax assets and liabilities to be carried on the balance sheet at current tax rates.

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

NOTE 2 - CORRECTION OF PREVIOUS FINANCIAL STATEMENTS

The Company has retroactively restated prior period's financial statements for corrections to it's method of recognizing fees associated with mortgage loans required by SFAS 91. As of December 31, 2000 the Company deferred unearned loan fees net of related taxes, together aggregating $275,440. In addition, costs associated with its stock offerings have been reclassified from intangible assets to a reduction of the associated paid-in capital account.

NOTE 3 - SUBSEQUENT EVENTS

On February 12, 2003 the Board of Directors approved amending the Articles of Incorporation and changed the name of the Corporation from "PIF/Cornerstone Ministries Investments, Inc." to "Cornerstone Ministries Investments, Inc.". The Company closed on a $522,459 contract to purchase additional office space in Forsyth County, Georgia on February 28, 2003.

NOTE 4 - COMMITMENTS

The Company has no material lease commitments at December 31,2002. The Company has entered into an Administrative Services Agreement with Cornerstone Capital Advisors, Inc. (CCA) to provide loan administration, including the application and closing process and loan accounting; investor relations; marketing collateral; administration of computers, computer networks and management information systems; photo copying; and, maintenance of records, record keeping, bookkeeping and accounting after 2002. The Company is obligated to pay directly or reimburse actual expenses to be billed monthly by CCA. The agreement is for renewable one-year terms and it may be terminated by either party upon 60 days' written notice. It is anticipated that after 2002, the Company will not have any employees of its own and accordingly, CCA will be subject to the supervision of the Board of Directors. As of December 31, 2002, CCA had not incurred any material expenses to be billed to the Company.

NOTE 5-REAL ESTATE LOANS RECEIVABLE

At December 31, 2002 the Company had Real Estate Loans on church and other not-for-profit properties as follows:

Mortgage Loans                                                       $64,242,543
Accrued Interest                                                       1,203,384
Unearned Loan Fees                                                     (778,317)
                                                                     -----------
Total Real Estate Loans                                              $64,667,610

These loans mature over a period beginning in 2003 and ending in 2012.

NOTE 6 - INTANGIBLE ASSETS

The Company has adopted SFAS 142 AGoodwill and Other Intangible Assets@ effective January 1, 2002. Goodwill associated with the Company's acquisition of Presbyterian Investor's Fund, Inc. (PIF) is carried at $450,997. Management does not believe impairment of this asset has occurred and accordingly, no provision for impairment loss has been recorded. Other Intangible Assets consist of costs incurred to register the Company's debt securities and commissions paid or accrued on the sale of debt securities. These are amortized on a straight line basis over the period the securities are outstanding, generally 5 years.

NOTE 7 - INCOME TAXES

Income tax expense (benefit) consists of estimated federal and state income taxes on the company's taxable income, and the change in components of deferred tax assets and liabilities. The deferred tax asset is comprised of provisions for deductible temporary differences, principally depreciation and amortization methods and accelerated lives, and reporting of loan fees earned. Components of income tax expense for the years ended December 31, are:

                                 2000             2001              2002
                               --------         --------          --------
Current:   Federal             $101,519         $141,033          $108,308
           State                 18,195           33,555            19,240
Deferred:  Federal                9,058            9,450            (2,840)
           State                  1,394            1,668              (504)
                               --------         --------          --------
                               $130,166         $185,706          $124,204

The Company has pending with the Department of the Treasury, a request to change its accounting method with respect to loan fees which would approximate the book treatment under SFAS Nos. 65 and 91.

NOTE 8 - CASH CONCENTRATION

A cash concentration risk arises when the Company has more cash in a financial institution than is covered by insurance. At December 31, 2002, the Company had cash in excess of insured limits totaling $1,081,672.

NOTE 9-SECURITIES OFFERINGS

During 2001, the Company filed two Form SB-2 Registration Statements under the Securities Act of 1933. Under these Registration Statements, the Company issued 3 separate securities. Under the first of the SB-2 filings the Company issued securities identified as "Access Certificates". These certificates have no stated maturity, are purchased in $100 increments and bear a rate of interest as determined by the Company's board of directors on the first of each January, April, July and October. The directors may also change the rates between these dates if market conditions warrant such a change. Under this same filing the
Company issued 5 year "Graduated Certificates" which require a minimum investment of $500. Under the terms of the offering as filed, these certificates carry a graduated interest rate based on how long the certificate is held by the investor, up to 5 years. These certificates are not collateralized and no sinking fund is required for paying the certificates upon maturity. Also during the year ended December 31,2001 the Company offered up to $17,000,000 of Series B

Certificates of Indebtedness. Of the $17,000,000 being offered, $3,000,000 has a March 13,2003 maturity date and bears an interest rate of 7%. The remaining $14,000,000 will have a March 15, 2005 maturity date and bear interest at 9%. These certificates are not collateralized and no sinking fund for paying the certificates on maturity is required.

Amounts outstanding and their maturities are-

5.0%            $3,081,099                  2003            $ 7,800,907
7.0%             5,964,859                  2004              3,729,938
7.5%               191,824                  2005              4,938,456
8.0%             1,847,974                  2006              8,431,814
9.0%            54,123,371                  2007             40,308,012

On February 21, 2003 Wellstone Communities, Inc., a wholly owned subsidiary, filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $50,000,000 of its Series A Preferred Stock. Net proceeds from the offering are expected to be used to make and purchase loans secured by properties, start or acquire a bank and add to working capital.

NOTE 10-LOAN GUARANTEES

At December 31, 2002 the Company was guarantor for approximately $34,776,000 of loans secured by retirement facilities owned by not-for-profit entities.

NOTE 11-PROFIT SHARING PLAN

During 2001, the Company established a Profit Sharing Plan for its employees. The Plan allows for entry into the plan after one year of service, and immediate vesting of contributed amounts. All contributions are to be made at the discretion of the Company after approval by the board of directors. For the years 2001 & 2002 the Company elected to contribute $40,691 and $63,150 respectively.

NOTE 12 - BUILDING MORTGAGE

In connection with the acquisition of office space, the Company obtained a mortgage and pledged the real estate as collateral. The mortgage requires monthly payments of principle and interest totaling $2,068. Estimated principle reductions are-

Year 2003 $7,017             Year 2004 $7,717              Year 2005 $8,487
Year 2006 $9,333             Year 2005 & Beyond $156,672

NOTE 13 - SERIES A CONVERTIBLE PREFERRED STOCK

In 2001, the Company amended its Articles of Incorporation to provide for the issuance of up to 235,000 shares of Series A Convertible Preferred Stock. The shares do not accrue dividends unless such dividends are declared by the Board of Directors. The shares entitle the preferred shareholder to have one vote per share, presently equal to the voting rights of Common shareholders. Each share is convertible, after 3 years, into shares of Common Stock based on an adjustable formula. Shares with a value of $500,000 were issued to Wellstone Financial Group, LLC (WFG) during 2001. As WFG is included in these consolidated financial statements, the shares have been eliminated in consolidation. If the shares were convertible at the balance sheet date herein, an additional 76,923 shares of Common Stock could be issued.

                                   SIGNATURES

In accordance with Section 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CORNERSTONE MINISTRIES INVESTMENTS, INC. (Issuer)

                              By S/Cecil A. Brooks
                                 ---------------------------     March  28, 2003
                                   Cecil A. Brooks, Chief Executive Officer

         Each person whose signature appears below appoints Cecil A. Brooks, John T. Ottinger, or either of them, his or her attorney-in-fact, with full power of substitution and resubstitution, to sign any and all amendments to this report on Form 10-KSB of Cornerstone Ministries Investments, Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

        Signature                                   Title                                Date
        ---------                                   -----                                ----
S/Cecil A. Brooks                    Chief Executive Officer, President and          March 28, 2003
---------------------------------    Chairman of the Board of Directors
  Cecil A. Brooks


S/John T. Ottinger                   Vice President, Chief Operating Officer,        March 28, 2003
---------------------------------    Chief Financial Officer, Secretary,
  John T. Ottinger                  Treasurer and Director (Principal
                                     financial and accounting officer)

S/Taylor McGown                      Director                                        March 28, 2003
---------------------------------
  Taylor McGown

S/Jayme Sickert                      Director                                        March 28, 2003
---------------------------------
  Jayme Sickert

S/Henry Darden                       Director                                        March 28, 2003
---------------------------------
  Henry Darden

S/Irving B. Wicker                   Director                                        March 28, 2003
---------------------------------
  Irving B. Wicker


                                 CERTIFICATIONS

I, Cecil A. Brooks, certify that:

1. I have reviewed this annual report on Form 10-KSB of Cornerstone Ministries Investments, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003               s/Cecil A. Brooks
                                    -------------------
                                    Cecil A. Brooks, Chairman of the Board,
                                    President, Chief Executive Officer


I, John T. Ottinger, certify that:

1. I have reviewed this annual report on Form 10-KSB of PIF/Cornerstone Ministries Investments, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003               s/John T. Ottinger
                                   -------------------
                                   John T. Ottinger, Vice President, Chief
                                   Operating Officer and Chief Financial Officer

           Supplemental Information to be Furnished With Reports Filed
       Pursuant to Section 15(d) of the Act by Registrants Which Have Not
             Registered Securities Pursuant to Section 12 of the Act

This report on Form 10-K is the only annual report sent or to be sent to security holders covering the registrant's last fiscal year.

No proxy soliciting material has been sent or is to be furnished to security holders with respect to any annual or other meeting of security holders.