Form 10QSB
period 2003-03-31
PIF/CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2003-05-15
CIK 1035270

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

/X/ QUARTERLY  REPORT UNDER  SECTION 13 OR 15(D) OF THE  SECURITIES EXCHANGE ACT
    OF 1934

         For the quarterly period ending March 31, 2003

                                       Or

/_/ TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from _________ to ____________

                          Commission File No. 333-93475

                    CORNERSTONE MINISTRIES INVESTMENTS, INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

Georgia                                                 58-2232313
--------------------------------------------------------------------------------
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)

2450 Atlanta Highway, Suite 904, Cumming, GA                    30040
--------------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)

Issuer's telephone number, including area code: (678)-455-1100

Formerly, Cornerstone Ministries Investments, Inc.  Changed February 26, 2003
--------------------------------------------------------------------------------
Former name, address and former fiscal year, if changed since last report.

Check  whether  the issuer  (1) filed all  reports  required  to be filed by the
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                  Yes__X_                   No___

As of February 28, 2003, there were issued and outstanding 531,136 shares of the common stock of the issuer.

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

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Accountant's Review Report                                         F-1

          Consolidated Balance Sheet as of March 31, 2003                    F-2

          Consolidated Statements of Income (Loss) and Retained Earnings
          (Deficit)  for the Three  Months ended March 31, 2002 and 2003     F-3

          Consolidated  Statements of Changes in Stockholders Equity For
          the Three Months ended March 31, 2002 and 2003                     F-4

          Consolidated Statements of Cash Flows for the Three
          Months ended March 31, 2002 and 2003                               F-5

          Notes to Financial Statements                                      F-6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operation                    3

     Item 3. Controls and Procedures                                         4

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                               5

     Item 2. Changes in Securities and Use of Proceeds                       5

     Item 3. Defaults on Senior Securities                                   5

     Item 4. Submission of Matters to a Vote of Security Holders             5

     Item 5. Other Information                                               5

     Item 6. Exhibits and Reports on Form 8-K                                5

Signatures                                                                   5

Certifications                                                               5

                           ROBERT N. CLEMONS, CPA, PA
                                   PO BOX 1670
                           DELAND, FLORIDA 32721-1670

To The Board of Directors
Cornerstone Ministries Investments, Inc.

We have reviewed the accompanying consolidated balance sheet of Cornerstone Ministries Investments, Inc. as of March 31, 2003 and the related consolidated statements of income (loss) & retained earnings (deficit), changes in stockholder's equity and cash flows for the three months ended March 31, 2003 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Cornerstone Ministries Investments, Inc.

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


/s/ Robert N. Clemons, CPA, PA

DeLand, Florida
May 13, 2003

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2002 & 2003
                                                        03/31/02       03/31/03
ASSETS
Cash in banks                                       $  3,695,015   $  4,159,125
Pre-funded project costs                                 596,326      1,042,325
Real estate loans, net                                34,226,079     71,655,754
Bond holdings                                          5,287,592      2,629,250
Fixed assets, net                                        235,097        877,349
Deferred tax asset                                       284,796        387,915
Goodwill                                                 500,955        388,549
Other intangible assets, net                             599,220      1,402,542
Real estate held for sale                                333,864        340,000
Other assets                                              10,714         75,740
                                                    ------------   ------------
TOTAL ASSETS                                        $ 45,769,658   $ 82,958,549
                                                    ============   ============

LIABILITIES & SHAREHOLDER'S EQUITY
Investor certificates & accrued interest            $ 42,066,164   $ 79,156,351
Accounts and other payables                              590,065        667,849
Building mortgage                                        195,359        186,863
Deferred income taxes                                     33,941              0
                                                    ------------   ------------
TOTAL LIABILITIES                                     42,885,529     80,011,063
                                                    ------------   ------------
SHAREHOLDER'S EQUITY
Series A Convertible Preferred Stock, no par
       value; 235,000 shares authorized, no
   shares issued & outstanding                                 0              0
Common Stock, $0.01 Par Value, 10 million shares
   authorized; 531,136 shares issued & outstanding         5,290          5,311
Paid in capital                                        3,281,139      3,294,889
Retained earnings (deficit)                             (402,300)      (279,465)
Treasury Stock                                                 0        (73,249)
                                                    ------------   ------------
TOTAL SHAREHOLDER'S EQUITY                             2,884,129      2,947,486
                                                    ------------   ------------
TOTAL LIABILITIES &
  SHAREHOLDER'S EQUITY                              $ 45,769,658   $ 82,958,549
                                                    ============   ============


SEE ACCOMPANYING NOTES                                                       F-2

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) & RETAINED EARNINGS (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2002 & 2003

                                                        03/31/02      03/31/03
INCOME
Loan interest & fees earned                           $ 1,161,700   $ 1,875,208
Real estate & other income                                134,839        63,274
                                                      -----------   -----------
TOTAL INCOME                                            1,296,539     1,938,482
                                                      -----------   -----------
Investor interest expense                                 843,292     1,557,317
Marketing expenses                                        106,997       106,487
Operating & personnel expenses                            318,819       528,610
                                                      -----------   -----------
TOTAL EXPENSES                                          1,269,108     2,192,414
                                                      -----------   -----------
Operating income (loss)                                    27,431      (253,932)
Income tax (provision) benefit                            (41,015)      113,946
                                                      -----------   -----------
NET INCOME (LOSS)                                        ($13,584)    ($139,986)
                                                      ===========   ===========

Retained earnings as previously reported                 ($30,744)    ($139,479)
Correction of error, Note 2                              (357,972)            0
                                                      -----------   -----------
Beginning retained earnings (deficit) as restated        (388,716)     (139,479)
Net income (loss)                                         (13,584)     (139,986)
                                                      -----------   -----------
Ending retained earnings (deficit)                      ($402,300)    ($279,465)
                                                      ===========   ===========


SEE ACCOMPANYING NOTES                                                       F-3

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2002 & 2003

                                                                                                RETAINED
                                                          COMMON        PAID-IN     PREFERRED   EARNINGS     TREASURY       TOTAL
                                                           STOCK        CAPITAL       STOCK     (DEFICIT)      STOCK        EQUITY
BALANCE, DECEMBER 31, 2001                              $     5,287   $ 3,279,491   $       0   ($388,716)  $         0   $2,896,062
Net income (loss) for the 1st quarter as restated           (13,584)      (13,584)
Capital contribute d                                              3         1,648       1,651
                                                        -----------   -----------   ---------   ---------   -----------   ----------
BALANCE, MARCH 31, 2002                                 $     5,290   $ 3,281,139   $       0   ($402,300)  $         0   $2,884,129
                                                        ===========   ===========   =========   =========   ===========   ==========
BALANCE, DECEMBER 31, 2002                              $     5,309   $ 3,293,641   $       0   ($139,479)  $         0   $3,159,471
Net income (loss)                                          (139,986)     (139,986)
Capital contribute d                                              2         1,248       1,250
Treasury shares acquired                                    (73,249)      (73,249)
                                                        -----------   -----------   ---------   ---------   -----------   ----------
                                                        $     5,311   $ 3,294,889   $       0   ($279,465)  ($   73,249)  $2,947,486
                                                        ===========   ===========   =========   =========   ===========   ==========

SEE ACCOMPANYING NOTES                                                       F-4

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 & 2003

                                                        03/31/02       03/31/03
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      ($13,584)      ($139,986)
Adjustments to reconcile net income to cash
  from operations-
Depreciation & amortization                              36,785          21,162
Changes in-
Pre-funded project costs                               (141,742)       (433,305)
Accrued bond interest, net                              (19,439)         14,312
Accrued loan interest & deferred loan fees             (285,519)        204,635
Deferred taxes                                           (7,377)       (113,682)
Other intangibles                                       (72,708)       (347,741)
Investor interest payable                              (170,308)        444,945
Accounts & other payables                               457,887         442,729
Dividends payable                                      (171,834)       (168,640)
Other assets                                             22,769         (58,476)
                                                    -----------    ------------
NET CASH PROVIDED (USED) BY OPERATIONS                 (365,070)       (134,047)
                                                    -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made & purchased                   (3,584,838)    (10,431,739)
Loan principal payments received                         86,785       3,078,398
Bonds redeemed                                           38,500          31,250
Fixed assets purchased                                   21,977        (544,898)
Treasury stock acquired                                       0         (73,249)
Real estate costs capitalized                            (2,351)              0
                                                    -----------    ------------
NET CASH (USED) BY INVESTING                         (3,439,927)     (7,940,238)
                                                    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates sold                            7,841,938      12,285,881
Investor certificates redeemed                       (3,249,199)     (1,551,857)
Building mortgage principle payments                     (1,835)         (2,363)
Stock issued                                              1,651           1,250
                                                    -----------    ------------
NET CASH PROVIDED BY FINANCING                        4,592,555      10,732,911
                                                    -----------    ------------
NET CHANGE IN CASH                                      787,558       2,658,626
Cash at beginning of period                           2,907,457       1,500,499
                                                    -----------    ------------
CASH AT END OF PERIOD                               $ 3,695,015    $  4,159,125
                                                    ===========    ============

Supplemental Information-
Interest paid during the period                     $ 1,018,072    $  1,122,675
Income taxes paid during the period                 $         0    $          0


SEE ACCOMPANYING NOTES                                                       F-5

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

Management aggressively monitors and evaluates its loan credit risks including the borrower's adherence to loan terms, delinquencies, and ongoing project status. Based on these and other judgement factors, the Company provides for possible loan losses when needed to reduce recorded loans to fair value in accordance with SFAS No.107. As of the balance sheet date no loan is substantially in arrears; therefore, no allowance for loan losses is reflected in the accompanying statements.

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

Interest on Investor Certificates is accrued from the date of issuance, and may be paid semi- annually. Investors holding five year certificates in multiples of $10,000 may receive interest monthly.

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

NOTE 2 - CORRECTION OF PREVIOUS FINANCIAL STATEMENTS

The Company has retroactively restated prior period's financial statements for corrections to it=s method of recognizing fees associated with mortgage loans required by SFAS 91. As of December 31, 2000 the Company deferred unearned loan fees net of related taxes, together aggregating $275,440. In addition, costs associated with its stock offerings have been reclassified from intangible assets to a reduction of the associated paid-in capital account.

NOTE 3 - FIXED ASSETS

As of March 31, 2003, the Company's fixed assets are composed of:
        Office Condominiums                                       $792,659
        Office Computers, Furnishings, Software & Equipment         88,570
        Vehicles                                                    37,730
        Less: Accumulated Depreciation                             (41,610)
                                                                  --------
        Fixed Assets, Net                                         $877,349

NOTE 4 - COMMITMENTS

The Company has no material lease commitments at March 31, 2003. The Company has entered into an Administrative Services Agreement with Cornerstone Capital Advisors, Inc. (CCA) to provide loan administration, including the application and closing process and loan accounting; investor relations; marketing collateral; administration of computers, computer networks and management information systems; photo copying; and, maintenance of records, record keeping, bookkeeping and accounting. The Company is obligated to pay directly or reimburse actual expenses to be billed monthly by CCA. The agreement is for renewable one-year terms and it may be terminated by either party upon 60 days' written notice. It is anticipated that after the first quarter of 2003, the Company will not have any employees of its own and accordingly, CCA will be subject to the supervision of the Board of Directors. As of March 31, 2003, CCA had not incurred any material expenses to be billed to the Company.

NOTE 5-REAL ESTATE LOANS RECEIVABLE

At March 31, 2003 the Company had Real Estate Loans on church and other not-for-profit properties as follows:
                   Mortgage Loans                    $71,595,884
                   Accrued Interest                      573,180
                   Unearned Loan Fees                   (513,310)
                                                     -----------
                   Total Real Estate Loans           $71,655,754

 These loans mature over a period beginning in 2003 and ending in 2012.

NOTE 6 - INTANGIBLE ASSETS
The Company has adopted SFAS 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. Goodwill associated with the Company's acquisition of Presbyterian Investor's Fund, Inc. (PIF) is carried at $388,549. Management does not believe impairment of this asset has occurred and accordingly, no provision for impairment loss has been recorded. Other Intangible Assets consist of costs incurred to register the Company's debt securities and commissions paid or accrued on the sale of debt securities. These are amortized on a straight line basis over the period the securities are outstanding, generally 5 years.

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

Components of income tax benefit for the period ended March 31, are:

Current:  Federal        $   8,993
            State            1,834
Deferred: Federal           87,651
            State           15,468
                         ---------
                         $ 113,946

The Company has pending with the Department of the Treasury, a request to change its accounting method with respect to loan fees which would approximate the book treatment under SFAS Nos. 65 and 91.

NOTE 8 - CASH CONCENTRATION

A cash concentration risk arises when the Company has more cash in a financial institution than is covered by insurance. At March 31, 2003, the Company had cash in excess of insured limits totaling $3,465,605.

NOTE 9-SECURITIES OFFERINGS

In the normal course of business, the Company registers with the Securities and Exchange Commission to sell its Investor Certificates. Included in the certificates maturing in 22003 are issued securities identified as "Access Certificates". These certificates have no stated maturity, are purchased in $100 increments and bear a rate of interest as determined by the Company's board of directors on the first of each January, April, July and October. The directors may also change the rates between these dates if market conditions warrant a change. Certificates are not collateralized and no sinking fund is required for paying the certificates upon maturity. Listed below are the certificates outstanding as of March 31, 2003 by interest rate and date of maturity-

5.0%             $2,814,430                       2003         $ 6,757,563
7.0%              6,045,969                       2004             812,814
7.5%              1,448,558                       2005           4,931,264
8.0%              1,240,878                       2006          11,274,694
9.0%             64,393,316                       2007/Beyond   52,166,816

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

On April 29, 2003 the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $50,000,000 of its Certificates of Indebtedness along with $1,625,000 of its Common Stock

NOTE 10-LOAN GUARANTEES

At March 31, 2003 the Company was guarantor for approximately $34,776,000 of loans secured by retirement facilities owned by not-for-profit entities.

NOTE 11-PROFIT SHARING PLAN

During 2001, the Company established a Profit Sharing Plan for its employees. The Plan allows for entry into the plan after one year of service, and immediate vesting of contributed amounts. All contributions are to be made at the discretion of the Company after approval by the board of directors. For the three months ended March 31, 2003 the Company has not elected to contribute.

NOTE 12 - BUILDING MORTGAGE

In connection with the acquisition of office space, the Company obtained a mortgage and pledged the real estate as collateral. The mortgage requires monthly payments of principle and interest totaling $2,068. Estimated principle reductions are-

Year 2003  $4,654      Year 2004           $7,717     Year 2005  $8,487
Year 2006  $9,333      Year 2005 & Beyond  $156,672

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes This discussion contains certain forward-looking statements with respect to the Company's operations, industry, financial condition and liquidity that involve risks and uncertainties. These statements, which are typically introduced by phrases such as "the Company believes", "anticipates", "estimates" or "expects" certain conditions to exist, reflect management's best current assessment of a number of risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain risk factors described in this report, including those set forth in the Form 10-KSB for the year ended December 31, 2002. Overview Since its inception, the Company has focused on serving only faith-based organizations, principally churches and non-profit sponsors of senior housing, affordable housing, and school and daycare programs.

The Company generates revenue primarily from origination and renewal fees on loans, interest on these loans, gains on the sale of property and interest on bonds and money market accounts. It currently charges a 10% fee on new loans and renewal fees of as much as 5% of the outstanding balance of the renewing loan. The interest rate on all new loans is currently from 10% to 12%. Some loans are participating loans, enabling the Company to receive income from the gains on the sale of property for which it has provided financing. The participation percentage varies between 25% and 33% of the gains on the sale of real estate.

Comparison of Periods Ending March 31, 2002 and March 31, 2001
Income

General. Assets increased from $45,769,658 at March 31, 2002 to $82,958,549 at the end of March 31 2003 for a net increase of $37,188,891 or 81.3%. This increase was primarily a result of the sale of investment certificates and the subsequent origination of new loans. Total Revenue increased for the quarter ending March 31 by $641,943 or 49.5% from $ 1,296,539 in 2002 to $1,938,482 in
2003. The net loss for the period ending March 31, 2003 was $(139.986) compared to a net loss of ($13,584) for the same period ending March 31, 2002.

Total investments in loans outstanding on March 31, 2003 were $71,655,754 compared to $34,226,079 as of March 31, 2002 for an increase of $37,429,675 or 109.4%. This increase was a result of higher sales of investment certificates and the subsequent origination or renewal of loans. All other assets, composed primarily of cash, bond investments, fixed assets and intangibles were $11,302,795 as of March 31, 2003. Investor certificates increased $37,090,187 or 88.2% from $42,066,164 as of March 31, 2002 to $79,156,351 as of March 31, 2003.

Loan Interest and Fee Income Interest income and fees earned increased by $713,508 or 61.4% from $1,161,700 for the three months ended March 31, 2002 to $ 1,875,208 for the same period ending March 31, 2003. This increase was largely as a result of the additional loans and from the refinancing of existing loans made during this period. The weighted average interest rate on the loan balances as of March 31, 2003 was 9.47%

Investment, Real Estate and Other Income The Company currently owns two office condominiums, one that was acquired during the first quarter of 2003 and is utilized as corporate offices and the other is leased. No other real estate is owned but the Company does engage in participating loans where the future gains and losses could be realized. Most of the Company's investment income is from our purchase of bonds used as permanent financing for projects funded during their development and initial operations. The Company owned $2,629,250 of bonds at March 31, 2003, down from $5,287,592 at March 31, 2002. This decrease was primarily driven by the cash sale of $2,512, 500 8% and 10% certificate bonds on September 30, 2003 Accordingly investment interest decreased by $71,565 or (53.1%) from $ 134,839 during the first three months of March 2002 to $63,274 for the same period ending March 31, 2003.

Expenses

Investor Interest Expense. As a result of the growth in assets through certificate sales, CMI experienced an increase in interest expense of $714,025 or 84.7% for the same periods ending March 31. This increase in interest expense is primarily a result of a net increase in outstanding certificate principal, which increased from $42,066,164 at March 31, 2002 to $79,156,351 at March 31, 2003. The weighted average interest cost for all outstanding certificates as of March 31, 2003 was 8.65%

Marketing Expenses. CMI continues to commit substantial resources for marketing its Investment Certificates because of the continuing backlog of projects. Total expenses for the marketing of certificates during the first three months of 2003 were $106,487 versus $160,997 in 2002. Selling commissions paid to brokers for selling certificates are paid in cash but charged as an expense over the term of the certificates they sold. The unamortized balance is on the Balance Sheet as part of "Other Intangible Assets, net of amortization." This balance was $1,402,542 as of March 31, 2003.

Operating Expenses. Operating expenses were $528,610 for the quarter ending March 31, 2003, which was $209,791 or 65.8% over $ $318,819 for the same period ending March 31, 2002. This increase reflects additional employees and compensation added to handle the Company's growth, as well as the support facilities for the increased number of employees. For 2003, the Company has contracted with Cornerstone Capital Advisors ("CCA") to provide all administrative services. The Company will reimburse CCA for its expenses which are expected to similar to the expenses incurred by the Company had its continued its administrative support under previous arrangements. There is no fee schedule but the Company may elect to pay fees for good performance.

Taxes Income tax expense (benefit) is estimated for the period based on projected income estimates for the year, including the tax-free income from bonds. Any income tax expense (benefit) is due to changes in our deferred tax assets and liabilities.

Dividends

Dividends declared during the prior periods were $168,640 and $171,834, respectively and were paid during the quarters ending March 31, 2003 and 2002. No other dividends were declared during this period.


Liquidity and Capital Resources

Cash flows from Operations. Net cash used by the Company's operations for the quarter ending March 31, 2003 was $134,047, which compares to $365,070 net cash used from operations for the same period ending 2002 for a net cash use decrease of $231,023. This difference was driven primarily from net changes in the Company's Investor Interest Payables and Interest Accruals partially offset by increases in Pre-funded project costs.

Cash Flows from Investing Activities. The Company used $7,940,238 in cash from investing activities which was an increase of $4,500,311 from $ 3,439, 927 for the same period ending March 31, 2002. This increase was driven by increases of Real Estate loans made and purchased during the first three months of 2003. Net of scheduled principal payments received, the company increased its loan portfolio by $7,353,341 for the three months ending March 31, 2003. This compares to a net increase in loans of $3,498,053 for the same three months ending March 31, 2002, a 110.2% increase. The Company currently has commitments and applications sufficient to invest its excess cash on hand.

Additionally during the first quarter of 2003, the Company purchased an office condominium for approximately $525,600 to house its corporate offices and to provide additional office space for support of existing operations and future growth.

Cash from Financings. During the first quarter of 2003, the Company raised $10,734,024 on the sale of new certificates, net of redemptions on existing certificates. This represented an increase of $6,141,285 from net certificate sales of $4,592,739 for the same period ending March 31, 2002. Since the
Company's inception, cash redemptions have been modest and significant majorities of maturing certificates are reinvested. The ratio of certificates redeemed for cash to certificates sold for the three months ending March, 31,2003 was 12.6%. Many factors beyond the Company's control can affect this ratio, and no assurance can be made that this trend will continue for future obligations and the Company may be required to raise cash, either from additional borrowings or asset sales, to meet future cash redemptions.

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

Item 3. Controls and Procedures

The principal executive officer and the principal financial officer of the small business issuer, Cornerstone Ministries Investments, Inc., have, as of March 31, 2003, evaluated the small business issuer's disclosure controls and procedures, as defined by Sections 13a-14(C) and 15d-14(C) of the Securities Exchange Act of 1934. Based on their evaluation, they have concluded that those disclosure controls and procedures are designed and implemented effectively to ensure that information required to be disclosed by the small business issuer in the reports that it files or submits under that Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Part II. Other Information

Item 1. Legal Proceedings

         Not Applicable

Item 2. Changes in Securities

         Not Applicable

Item 3. Defaults upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders

         Not Applicable

Item 5. Other Information

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 99.1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2003       Cornerstone Ministries Investments, Inc. (Registrant)


                               By:    S/John T. Ottinger
                                  ----------------------------------------------
                                      John T. Ottinger
                                      Vice President and Chief Financial Officer



Certifications

I, Cecil A. Brooks, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cornerstone Ministries Investments, Inc.;

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

Date:  May 14, 2003           s/Cecil A. Brooks
                              ------------------
                              Cecil A. Brooks, Chairman of the Board, President,
                              Chief Executive Officer

I, John T. Ottinger, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cornerstone Ministries Investments, Inc.;

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

Date: May 14, 2003             /s/John T. Ottinger
                               -------------------
                               John T. Ottinger, Vice President, Chief Operating
                               Officer and Chief Financial Officer