Form 10QSB
period 2003-06-30
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2003-08-14
CIK 1035270

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ending June 30, 2003

                                       Or

/_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

                          Commission File No. 333-93475

                    CORNERSTONE MINISTRIES INVESTMENTS, INC.
        -----------------------------------------------------------------
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

                  Yes__X_                   No___

As of June 30, 2003, there were issued and outstanding 531,529 shares of the common stock of the issuer.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                    Cornerstone Ministries Investments, Inc.

                                      Index

                                                                                      Page
                                                                                      ----

Form 10-QSB Title Page                                                                  1

Index                                                                                   2

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Accountant's Review Report                                          F-1

                  Consolidated Balance Sheet as of June 30, 2003                      F-2

                  Consolidated Statements of Income (Loss) and Retained Earnings
                  (Deficit) for the Six Months ended June 30, 2002 and 2003           F-3

                  Consolidated Statements of Changes in Stockholders Equity
                  For the Six Months ended June 30, 2002 and 2003                     F-4

                  Consolidated Statements of Cash Flows for the Six
                  Months ended June 30, 2002 and 2003                                 F-5

                  Notes to Financial Statements                                       F-6

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation                          3

         Item 3. Controls and Procedures                                                5

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                      5

         Item 2. Changes in Securities and Use of Proceeds                              5

         Item 3. Defaults on Senior Securities                                          5

         Item 4. Submission of Matters to a Vote of Security Holders                    5

         Item 5. Other Information                                                      5

         Item 6. Exhibits and Reports on Form 8-K                                       5

Signatures                                                                              5

Certifications                                                                          6

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 & 2003

                                                       06/30/02        06/30/03
ASSETS
Cash in banks                                      $  4,122,876    $  6,773,656
Loans in process                                        335,229         824,227
Real estate loans, net                               37,506,146      77,191,845
Bond holdings & accrued interest                      5,339,199       2,701,600
Fixed assets, net                                       290,212         900,998
Deferred tax asset, net                                 556,371         538,443
Goodwill                                                450,997         450,997
Deferred financing costs, net                           699,628       1,694,439
Real estate held for sale                               333,864         340,000
Other assets                                             65,425          45,376
                                                   ------------    ------------
TOTAL ASSETS                                       $ 49,699,947    $ 91,461,581
                                                   ============    ============

LIABILITIES & SHAREHOLDER'S EQUITY
Investor certificates & accrued interest           $ 45,570,202    $ 83,946,739
Mortgage participation agreements &
  accrued interest                                            0       4,183,323
Accounts and other payables                           1,093,168         305,871
Building mortgage                                       193,336         184,660
Dividends payable                                       172,232         169,085
Capital lease obligation                                      0          16,146
                                                   ------------    ------------
TOTAL LIABILITIES                                    47,028,938      88,805,824
                                                   ------------    ------------
SHAREHOLDER'S EQUITY
Series A Convertible Preferred Stock,
  no par value; 235,000 shares authorized,
  no shares issued & outstanding                              0               0
Common Stock, $0.01 Par Value, 10 million
  shares authorized; 529,943 & 531,529 shares
  issued & outstanding                                    5,299           5,315
Paid in capital                                       3,287,149       3,297,435
Retained earnings (deficit)                            (621,439)       (573,744)
Treasury Stock                                                0         (73,249)
                                                   ------------    ------------
TOTAL SHAREHOLDER'S EQUITY                            2,671,009       2,655,757
                                                   ------------    ------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY           $ 49,699,947    $ 91,461,581
                                                   ============    ============

SEE ACCOMPANYING NOTES                                                       F-1

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) & RETAINED EARNINGS (DEFICIT) FOR THE THREE MONTHS & SIX MONTHS ENDED JUNE 30, 2002 & 2003

                                                               3 Months          6 Months            3 Months           6 Months
                                                             Ended 06/30/02    Ended 06/30/02      Ended 06/30/03     Ended 06/30/03
INCOME
Loan interest & fees earned                                   $   946,691        $ 2,108,391        $ 2,032,829        $ 3,908,037
Real estate & other income                                        153,089            287,928            110,959            174,233
                                                              -----------        -----------        -----------        -----------
TOTAL INCOME                                                    1,099,780          2,396,319          2,143,788          4,082,270
                                                              -----------        -----------        -----------        -----------
Investor interest expense                                         942,072          1,785,364          1,797,058          3,354,375
Marketing expenses                                                121,737            228,734            180,738            287,225
Salaries, wages, payroll taxes and benefits                       207,478            346,769            256,714            471,215
Operating expenses                                                 91,116            270,644            142,277            456,386
                                                              -----------        -----------        -----------        -----------
TOTAL EXPENSES                                                  1,362,403          2,631,511          2,376,787          4,569,201
                                                              -----------        -----------        -----------        -----------
Operating income (loss)                                          (262,623)          (235,192)          (232,999)          (486,931)
Income tax (provision) benefit                                    215,716            174,701            107,805            221,751
                                                              -----------        -----------        -----------        -----------

NET INCOME (LOSS)                                             $   (46,907)       $   (60,491)       $  (125,194)       $  (265,180)
                                                              ===========        ===========        ===========        ===========

Retained earnings as previously reported                      $  (402,300)       $   (30,744)       $  (279,465)       $  (139,479)
Correction of error, Note 2                                             0           (357,972)                 0                  0
                                                              -----------        -----------        -----------        -----------

Beginning retained earnings (deficit)
  as restated                                                    (402,300)          (388,716)          (279,465)          (139,479)
Net income (loss)                                                 (46,907)           (60,491)          (125,194)          (265,180)
Dividends declared                                               (172,232)          (172,232)          (169,085)          (169,085)
                                                              -----------        -----------        -----------        -----------

Ending retained earnings (deficit)                            $  (621,439)       $  (621,439)       $  (573,744)       $  (573,744)
                                                              ===========        ===========        ===========        ===========

Basic & Diluted Earnings (Loss) per
  Common Share                                                $     (0.09)       $     (0.11)       $     (0.24)       $     (0.51)

SEE ACCOMPANYING NOTES                                                       F-2

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002 & 2003

                                                                                              RETAINED
                                      COMMON STOCK:                 PAID-IN     PREFERRED      EARNINGS     TREASURY        TOTAL
                                         SHARES        AMOUNT       CAPITAL       STOCK       (DEFICIT)      STOCK         EQUITY
BALANCE, DECEMBER 31, 2001                528,721    $    5,287    $3,279,491   $        0   $ (388,716)   $        0    $2,896,062
Net income (loss)                                                                               (60,491)                    (60,491)
Capital contributed                         1,222            12         7,658                                                 7,670
Dividend declared                                                                              (172,232)                   (172,232)
                                       ----------    ----------    ----------   ----------   ----------    ----------    ----------
BALANCE, JUNE 30, 2002                    529,943    $    5,299    $3,287,149   $        0   $ (621,439)   $        0    $2,671,009
                                       ==========    ==========    ==========   ==========   ==========    ==========    ==========
BALANCE, DECEMBER 31, 2002                530,944    $    5,309    $3,293,641   $        0   $ (139,479)   $        0    $3,159,471
Net income (loss)                                                                              (265,180)                   (265,180)
Capital contributed                           585             6         3,794                                                 3,800
Dividend declared                                                                              (169,085)                   (169,085)
Treasury shares acquired                                                                                      (73,249)      (73,249)
                                       ----------    ----------    ----------   ----------   ----------    ----------    ----------
BALANCE, JUNE 30, 2003                    531,529    $    5,315    $3,297,435   $        0   $ (573,744)   $  (73,249)   $2,655,757
                                       ==========    ==========    ==========   ==========   ==========    ==========    ==========

SEE ACCOMPANYING NOTES                                                       F-3

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 & 2003

                                                       06/30/02        06/30/03
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $    (60,491)   $   (265,180)
Adjustments to reconcile net income to cash
  from operations-
Depreciation & amortization                             157,734         227,699
Changes in-
Loans in process                                       (130,645)       (465,207)
Accrued bond interest, net                              (81,085)          1,312
Accrued loan interest & deferred loan fees              284,088        (147,528)
Deferred taxes                                         (312,893)       (264,210)
Deferred financing costs                               (266,451)       (893,058)
Investor interest payable                            (1,096,453)      1,006,288
Accounts & other payables                               960,990          23,747
Other                                                    (4,738)         (7,184)
                                                   ------------    ------------
NET CASH PROVIDED (USED) BY OPERATIONS                 (549,944)       (783,321)
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made                               (7,387,265)    (20,235,814)
Loan principal payments received                        276,077       7,946,195
Bonds redeemed                                           62,000          31,250
Fixed assets purchased                                  (37,998)       (587,326)
Treasury stock acquired                                       0         (73,249)
Real estate costs capitalized                            (2,351)              0
                                                   ------------    ------------
NET CASH (USED) BY INVESTING                         (7,089,537)    (12,918,944)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates sold                           12,263,123      17,975,412
Investor certificates matured and/or redeemed        (3,240,201)     (2,844,132)
Mortgage participation agreements sold                        0       4,015,112
Building mortgage principle payments                     (3,858)         (4,566)
Capital lease principle payments                              0          (1,564)
Common stock issued                                       7,670           3,800
Dividends paid                                         (171,834)       (168,640)
                                                   ------------    ------------
NET CASH PROVIDED BY FINANCING                        8,854,900      18,975,422
                                                   ------------    ------------
Net Change in cash                                    1,215,419       5,273,157
Cash at beginning of period                           2,907,457       1,500,499
                                                   ------------    ------------
CASH AT END OF PERIOD                              $  4,122,876    $  6,773,656
                                                   ============    ============
Supplemental Information-
Interest paid during the period                    $  2,907,083    $  2,299,445
Income taxes paid during the period                $          0    $          0
Non-cash transactions-
Fixed asset lease financing                                        $     17,710

SEE ACCOMPANYING NOTES                                                       F-4

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

Loans are stated at unpaid principal balances, less an allowance for loan losses and net deferred loan fees and unearned discounts. Interest income is recognized monthly as it is earned, in accordance with loan terms. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received. Loan origination fees are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

Loans in process are amounts advanced or expended on behalf of borrowers prior to completion of the loan documentation. Generally, interest is not accrued on these amounts until the loan documentation is complete and the borrower acknowledges the debt and associated interest. Substantially all of these expenditures are converted to loans within one year or less.

Deferred financing costs subject to amortization include the costs and commissions associated with issuing investor certificates. These costs are being amortized on a straight-line basis over the term of the debt, principally 5 years.

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio.
Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. As of the balance sheet dates no loans were in arrears; therefore, no allowance for loan losses is reflected in the accompanying statements.

Cash and cash equivalents include checking accounts and short term certificates with original maturities of 90 days or less.

Bond holdings consist of tax-free local government securities and local church bonds that management has the positive intent and ability to hold to maturity. They are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity. Declines in the fair value of individual securities below their cost that are other than temporary, result in write- downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

Property and equipment are valued at cost when purchased. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which are generally three to five years for furnishings and equipment, and 40 years for the Company's owned offices.

Interest on Investor Certificates is accrued from the date of issuance, and may be paid semi-annually. Investors holding five year certificates in multiples of $10,000 may receive interest monthly. Interest on Mortgage Participation Agreements is accrued from the date of issuance and is paid monthly.

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

Basic earnings (loss) per common share are calculated by dividing net income or net loss by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share are calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive shares of Series A Convertible Preferred Stock.

The   Financial   Accounting   Standards   Board  has  issued   several   recent
pronouncements, none of which are expected to materially affect the financial statements of the Company:

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The Statement establishes a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. The Statement also resolves significant implementation issues related to Statement 121. The Statement retains the requirements of Statement 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset.

SFAS No. 145, Recision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections, effective for fiscal years beginning after May 15, 2002. The Statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities, effective for transactions initiated after December 31, 2002. This Statement improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The accounting for similar events and circumstances will be the same, thereby improving the comparability and representational faithfulness of reported financial information.

SFAS No. 147, Acquisition of Certain Financial Institutions, effective for transactions after October 1, 2002. The Statement removed acquisitions of financial institutions from the scope of Statement No. 72, "Accounting of Certain Acquisitions of Banking or Thrift Institutions," which permitted the recognition and subsequent amortization of any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. For a transaction that is a business combination, the Statement requires that the unidentifiable intangible asset acquired be recognized as goodwill and accounted for under Statement No. 142. The Statement also amended Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term borrower-relationship intangible assets of financial institutions such as depositor-and-borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires of other long-lived assets that are held and used.

SFAS No. 148, Accounting for Stock-Based Compensation, effective for fiscal years ending after December 15, 2002. The Statement amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has no stock-based compensation.

SFAS 149, Amendment of Statement on Derivative Instruments and Hedging Activities, effective for contracts entered into after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement improves financial reporting by requiring that contracts with comparable characteristics be accounted similarly.

SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity establishes standards for how an issuer classifies and measures certain financial instruments, including those that embody obligations to issue equity shares. The statement is effective for financial instruments entered into or modified after May 31, 2003.

FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others, recognition and measurement is effective for transactions after December 31, 2002 and disclosure requirements are effective for fiscal years ending after December 15, 2002. The Interpretation improves disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, is effective in all financial statements issued after January 31, 2003. The interpretation addresses conditions when consolidation may be required for variable interest entities where the equity investment is not sufficient to finance its activities without additional financial support from other parties, or the equity investors lack one or more of a controlling financial interest

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that are used.

Certain report classifications used in prior year financial statements have been reclassified to conform to current year presentation.


NOTE 2 - CORRECTION OF PREVIOUS FINANCIAL STATEMENTS

The Company has retroactively restated prior period's financial statements for corrections to its method of recognizing fees associated with mortgage loans. As of December 31, 2000 the Company deferred unearned loan fees of $442,373 less related taxes of $166,933, together aggregating $275,440. Restatement prior to December 31, 2000 was not required as fees were recognized generally in the same periods that the loans were outstanding. Additionally, costs associated with its stock offerings ($152,183 with $0 income tax effect) have been reclassified from deferred financing costs to a reduction of the associated paid-in capital account.


NOTE 3 - FIXED ASSETS

As of June 30, the Company's fixed assets are composed of:

                                                            2003        2002
                                                         ---------    ---------
Office Condominiums                                      $ 792,659    $ 252,922
Office Computers, Furnishings, Software & Equipment        116,054       26,173
Vehicles                                                    37,730       37,730
Capital Lease - phone system                                17,710          -0-
Less: Accumulated Depreciation                             (63,155)     (26,613)
                                                         ---------    ---------
Fixed Assets, net                                        $ 900,998    $ 290,212

Depreciation expense was $24,375 and $8,462 for the six months ending June 30, 2003 and 2002, respectively.


NOTE 4 - COMMITMENTS

As of June 30, 2003, the Company has a capital lease for the phone system at the Company's headquarters. The lease was recorded at the asset's fair value and is being amortized over three years using the straight-line method. Interest expense is calculated based on the implied interest rate in the lease. The lease payment, including principal and interest, is $628 per month.

Future minimum lease payments as of June 30, 2003:

July, 2003 - June, 2004                                                $  7,531
July, 2004 - June, 2005                                                   7,531
July, 2005 - June, 2006                                                   6,905
                                                                       --------
                                                                         21,967
Less: interest portion                                                   (5,821)
                                                                       --------
Capital lease obligation                                               $ 16,146

         The Company has entered into an Administrative Services Agreement with Cornerstone Capital Advisors, Inc. (CCA) to provide loan administration, including the application and closing process and loan accounting; investor relations; marketing collateral; administration of computers, computer networks and management information systems; photo copying; and, maintenance of records, record keeping, bookkeeping and accounting after June, 2003. The Company is obligated to pay directly or reimburse actual expenses to be billed monthly by CCA. The base for good performance is expected to be that all bond interest and other obligations are current and the common stock shareholders have received dividends equal to an annual rate of at least 10% on the price paid in a public offering for all the time the shares were outstanding. The factors above that base, and the amount of incentive compensation will relate to the director's judgment on the extent to which CCA's services will have contributed to the results. The agreement is for renewable one-year terms and it may be terminated by either party upon 60 days' written notice. It is anticipated that after 2003, the Company will not have any employees of its own and accordingly, CCA will be subject to the supervision of the Board of Directors. As of June 30, 2003, CCA had not incurred any material expenses to be billed to the Company.

NOTE 5 - REAL ESTATE LOANS RECEIVABLE

At March 31, 2003 the Company had Real Estate Loans on church and other not-for-profit properties as follows:

Mortgage Loans                                                     $ 78,260,212
Accrued Interest                                                        642,833
Unearned Loan Fees                                                   (1,711,200)
                                                                   ------------
Total Real Estate Loans                                            $ 77,191,845

These loans mature over a period beginning in 2003 and ending in 2006. Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.


NOTE 6 - GOODWILL & DEFERRED FINANCING COSTS

The Company has adopted SFAS 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. Goodwill associated with the Company's acquisition of Presbyterian Investor's Fund, Inc. (PIF) is carried at $450,997. Management does not believe impairment of this asset has occurred and accordingly, no provision for impairment loss has been recorded. Deferred financing costs consist of costs incurred to register the company's debt securities and commissions paid or accrued on the sale of debt securities. The costs are amortized on a straight-line basis over the period the securities are outstanding, generally five years.

At June 30, Deferred Financing Costs consist of:                                                  2003                      2002
                                                                                               -----------              -----------
Costs incurred to register the Company's debt securities                                       $   544,926              $   406,790
Commissions paid on the sale of debt securities                                                  1,894,202                  632,304
Less: Accumulated Amortization, generally over 5 years                                            (744,689)                (339,466)
                                                                                               -----------              -----------
                                                                                               $ 1,694,439              $   699,628


NOTE 7 - BOND HOLDINGS Bond holdings at June 30:
                                                         2003            2002
                                                     -----------     -----------
St. Lucie Co., FL Subordinated Revenue Bonds
              Maturity 7/1/2036                      $ 2,325,000     $ 2,325,000
              Maturity 10/1/2036                       2,700,000       2,700,000
Undivided 50% interest sold to investor               (2,512,500)            -0-
Local Church Bonds, maturing 2003                         27,500          85,500
Accrued Interest Receivable                              161,600         228,699
                                                     -----------     -----------
                Totals                               $ 2,701,600     $ 5,339,199

The bonds are not traded on an exchange, however management estimates that the fair value of the individual securities approximate their original cost. Accordingly, no loss provision has been recorded in the accompanying financial statements.


NOTE 8 - INCOME TAXES

The deferred tax asset results from a difference in reporting income from loan fees and represents taxes already paid, reduced by a small amount of tax depreciation in excess of book depreciation. As such, no valuation allowance has been provided since the Company will realize the benefit of the prepaid taxes by reducing its federal and state taxable income in the future. The Company has pending with the Department of the Treasury, a request to change its accounting method with respect to loan fees which would approximate the book treatment under SFAS Nos. 65 and 91.

Income tax expense (benefit) consists of estimated federal and state income taxes on the company's taxable income, and the change in components of deferred tax assets and liabilities. The deferred tax asset is comprised of provisions for deductible temporary differences, principally depreciation and amortization methods and accelerated lives, and reporting of loan fees earned.

Components of income tax benefit for the period ended June 30 are:

                                                  2003         2002
                                               ---------    ---------

Current:  Federal                              $  36,090        $ -0-
          State                                    6,369          -0-
Deferred: Federal                               (224,578)    (161,345)
          State                                  (39,632)     (13,356)
                                               ---------    ---------
                                               $(221,751)   $(174,701)

NOTE 9 - CASH CONCENTRATION

A cash concentration risk arises when the Company has more cash in a financial institution than is covered by insurance. At June 30, 2003, the Company had cash in excess of insured limits totaling $6,545,186.


NOTE 10 - INVESTOR CERTIFICATES

During 2001, the Company filed two Form SB-2 Registration Statements under the Securities Act of 1933. Under these Registration Statements, the Company issued 3 separate securities. Under the first of the SB-2 filings the Company issued securities identified as "Access Certificates". These certificates have no stated maturity, are purchased in $100 increments and bear a rate of interest as determined by the Company's board of directors on the first of each January, April, July and October. The directors may also change the rates between these dates if market conditions warrant such a change. Under this same filing the
Company issued 5 year "Graduated Certificates" which require a minimum investment of $500. Under the terms of the offering as filed, these certificates carry a graduated interest rate based on how long the certificate is held by the investor, up to 5 years. These certificates are not collateralized and no sinking fund is required for paying the certificates upon maturity. Also during the year ended December 31, 2001 the Company offered up to $17,000,000 of Series B Certificates of Indebtedness. Of the $17,000,000 offered, $3,000,000 has a March 13, 2003 maturity date and bears an interest rate of 7%. The remaining $14,000,000 will have a March 15, 2005 maturity date and bear interest at 9%. These certificates are not collateralized and no sinking fund for paying the certificates on maturity is required. Listed below are the certificates outstanding as of June 30, 2003 by interest rate and date of maturity:

5.0%          $  2,774,458                  2003                 $   6,599,644
7.0%             5,273,376                  2004                     4,145,056
7.5%             2,580,589                  2005                     4,862,921
8.0%               469,532                  2006                    10,857,455
9.0%            69,097,609                  2007/Beyond             53,730,488

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

On April 29, 2003 the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $50,000,000 of its Certificates of Indebtedness along with $1,625,000 of its Common Stock.


NOTE 11 - MORTGAGE PARTICIPATION AGREEMENTS

In 2003, the Company started issuing Mortgage Participation ("MP") Agreements. MP Agreements have not been registered and therefore, are only available to accredited investors with a $100,000 minimum investment. The agreements are collateralized by specific senior housing real estate loans owned by the Company and entitle the investor to a proportionate share of the interest earned on the collateral. Interest is paid monthly to the MP investors after the Company receives interest payments on the related collateralized loans. The agreements have no maturity date. Principal payments are made when the Company receives principal payments on the collateralized loans. Losses that the Company may incur on the collateralized loans are shared pro-rata with the MP Agreement holders. The Company has the right, but not the obligation, to redeem the MP agreements at any time. Interest expense related to MP Agreements was $27,020 for the six months ended June 30, 2003. Principal and interest outstanding and related collateral as of June 30, 2003:


Collateral Description                                     MP Amount Outstanding
----------------------                                     ---------------------
Loan to Senior Housing Services; senior
    housing facility, Lewisville, TX                            $2,490,113
Loan to Senior Housing Services; senior
    housing facility, Garland, TX                                1,669,842
                                                                ----------
Total principal                                                  4,159,955
Accrued interest payable                                            23,368
                                                                ----------
                                                                $4,183,323

NOTE 12 - LOAN GUARANTEES

At June 30, 2003 the Company was guarantor for potential total of $34,776,000 of loans secured by retirement facilities owned by not-for-profit entities. Certain acquisition and development loans in which we choose to secure outside financing may require a CMI guarantee as a condition of the extension of the loan by the financial institution. The guarantee is solely limited to amounts drawn under credit facilities and only cover outstanding principal and accrued interest and terminate upon maturity and principal repayment. At June 30, 2003, actual amounts drawn and therefore guaranteed to a commercial bank total $28,531,778. Only upon an uncured payment default and upon demand by the financial institution would CMI be required to perform under its guarantee obligations. CMI's recourse would be limited to repossession of the underlying collateral and subsequent resale of the facilities. As of June 30, 2003, all loans which had a guarantee were current and accordingly no obligation is recognized in the financial statements.


NOTE 13 - PROFIT SHARING PLAN

During 2001, the Company established a Profit Sharing Plan for its employees. The Plan allows for entry into the plan after one year of service, and immediate vesting of contributed amounts. All contributions are to be made at the discretion of the Company after approval by the board of directors. For the six months ended June 30, 2003 the Company has not elected to contribute.


NOTE 14 - BUILDING MORTGAGE

In connection with the acquisition of office space, the Company obtained a mortgage and pledged the real estate as collateral. The mortgage requires monthly payments of principle and interest totaling $2,068 including principal reductions and interest at 8.5%. The loan matures March 1, 2006 at which time a balloon payment of $158,637 will be required. Estimated principle reductions are-Year 2003- $3,708; Year 2004- $9,791; Year 2005- $10,658; Year 2006-
$160,503.


NOTE 15 - SERIES A CONVERTIBLE PREFERRED STOCK

In 2001, the Company amended its Articles of Incorporation to provide for the issuance of up to 235,000 shares of Series A Convertible Preferred Stock. The shares do not accrue dividends unless such dividends are declared by the Board of Directors. The shares entitle the preferred shareholder to have one vote per share, presently equal to the voting rights of Common shareholders. Each share is convertible, after 3 years, into shares of Common Stock based on an adjustable formula. Shares with a value of $500,000 were issued to Wellstone Financial Group, LLC (WFG) during 2001. As WFG is included in these consolidated financial statements, the shares have been eliminated in consolidation. Accordingly, if the shares were converted at the balance sheet date herein, an additional 76,923 shares of Common Stock could be issued, however those shares would be eliminated in consolidation.


NOTE 16 - EARNINGS PER SHARE

Basic earnings (loss) per share have been calculated as follows:

                                               Current Quarter      Year-to-Date
                                               ---------------      ------------
2002    Net Income (Loss)                        $  (46,907)         $  (60,491)
        Average Common Shares Outstanding           529,629             572,166
        Earnings (Loss) per Common Share         $    (0.09)         $    (0.11)
2003    Net Income (Loss)                        $ (125,194)         $ (265,180)
        Average Common Shares Outstanding           519,965             523,088
        Earnings (Loss) per Common Share         $    (0.24)         $    (0.51)

Diluted earnings per share are the same as basic earnings per share because there are no shares of Series A Convertible Preferred Stock outstanding after elimination of the shares owned by Wellstone Financial Group, LLC (a 100% owned subsidiary) in these consolidated financial statements. Other than the Series A Convertible Preferred Stock, there are no other potentially dilutive securities, stock options or warrants outstanding.

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

Comparison of Periods Ending June 30, 2002 and June 30, 2001 Income

General. Assets increased from $49,699,947 at June 30, 2002 to $91,461,581 at June 30, 2003 for a net increase of $41,761,634 or 84.0%. This increase was as a result of the sale of investment certificates and the subsequent origination of new loans. Total revenue increased for the six months ending June 30 by $1,685,951 or 70.4% from $2,396,319 in 2002 to $4,082,270 in 2003. The net loss for the six months ending June 30, 2003 was $265,180 compared to a net loss of $60,491 for the same period ending June 30, 2002.

Total investment in loans outstanding on June 30, 2003 was $77,191,845 compared to $37,506,146 as of June 30, 2002 for an increase of $39,685,699 or 105.8%.
This increase was a result of higher sales of investment certificates and the subsequent origination or renewal of loans. All other assets, composed primarily of cash, bond investments, fixed assets and deferred financing costs were $14,269,736 as of June 30, 2003. Principal and interest payable on Investor Certificates and Mortgage Participation ("MP") Agreements increased $42,559,860 or 93.4% from $45,570,202 as of June 30, 2002 to $88,130,062 as of June 30,
2003.

Loan interest and fees Earned. Interest income and fees earned increased by $1,799,646 or 85.4% from $2,108,391 for the six months ended June 30, 2002 to $3,908,037 for the same period ending June 30, 2003. The increase was due to the following:

Increase in average outstanding loan principal
  ($70,242,776 in 2003 and $33,438,042 in 2002)                     $ 1,724,730

Decrease in weighted average interest rate
  (9.45% in 2003 and 10.01% in 2002)                                    (89,724)

Increase in loan fees recognized                                        164,640
                                                                    -----------
                                                                    $ 1,799,646

The increase in average outstanding loan principal is due to the addition of 14 new loans with outstanding principal of $29,641,731 and the refinancing of existing loans of $7,163,003.

Real estate and other income. The Company currently owns two office condominiums, one that was acquired during the first six months of 2003 and is utilized as corporate offices and the other is leased to a third party. No other real estate is owned but the Company does engage in participating loans where future gains and losses could be realized. Most of the Company's investment income is from the purchase of bonds used as permanent financing for projects funded during their development and initial operations. The Company owned $2,540,000 of bonds at June 30, 2003, down from $5,110,500 at June 30, 2002.
This decrease was driven by the sale on September 30, 2002, of an undivided interest totaling $2,512,500 in 8% and 10% certificate bonds. Accordingly, investment interest decreased by $114,946 or (41.8%) from $274,693 for the first six months of 2002 to $159,747 for the first six months of 2003.

Investor interest expense. Investor interest expense increased $1,569,011 or 87.9% from $1,785,354 to $3,354,375 for the six months ending June 30, 2002 and 2003, respectively. The increase is due to the following:

Increase in average outstanding loan principal, including
  Interest payable subject to compounding
  ($76,542,002 in 2003 and $40,440,452 in 2002)                     $ 1,570,042

Decrease in weighted average interest cost
  (8.77% in 2003 and 8.90% in 2002)                                     (28,051)

Increase in average outstanding Mortgage Participation                   27,020
                                                                    -----------
Agreement principal
  ($544,878 in 2003 and $0 in 2002)                                 $ 1,569,011


Marketing expenses. CMI has not committed substantial resources for marketing its lending capabilities because of the continuing backlog of projects. Total expenses for the marketing of certificates during the first six months of 2003 were $287,225 versus $228,734 in 2002. Selling commissions paid to brokers for selling certificates are paid in cash and charged as an expense over the term of the certificates they sold. The unamortized balance is on the Balance Sheet as part of "Deferred Financing Costs." This account balance was $1,403,570 as of June 30, 2003.

Operating and personnel expenses. Operating and personnel expenses were $927,601 for the six months ending June 30, 2003, which was $310,188 or 50.2% over the $617,413 in expense for the same period ending June 30, 2002. This increase reflects additional employees and compensation added to handle the Company's growth, as well as the support facilities for the increased number of employees. Starting in July 2003, the Company has contracted with Cornerstone Capital Advisors ("CCA") to provide all administrative services. The Company will reimburse CCA for its expenses which are expected to be similar to the expenses incurred by the Company had it continued its administrative support under previous arrangements. There is no fee schedule but the Company may elect to pay fees for good performance.

Income tax (provision) benefit. The income tax benefit for the six months ending June 30, 2003 was $221,751, compared to a benefit of $174,701 for the same period ending June 30, 2002. This change resulted from an increase in the Company's pre-tax loss and a decrease in tax exempt bond interest received. The effective tax benefit rate for 2003 was 45.5% compared to 74.3% for the same period in 2002. During the 1st quarter of 2002, the Company did not record a tax benefit associated with its estimated year-to-date tax loss. A tax benefit was recorded, however, for the taxes associated with the current period change in its deferred loan fees; thus, the net tax benefit exceeds the expected tax rates through June 30, 2002.

Dividends

Dividends declared on June 30, 2003 and 2002 were $169,085 and $172,232, respectively and were paid during the subsequent quarters ending September 30, 2003 and 2002.

Liquidity and Capital Resources

Cash flows from operations. Net cash used by the Company's operations for the six months ending June 30, 2003 was $783,321, which compares to $549,944 net cash used from operations for the same period ending June 30, 2002 for a net cash use increase of $233,377. This difference was driven primarily by an increase in the company's net loss and from changes in deferred finance costs, real estate loan interest and fees, and accounts payable, partially offset by increases in Investor Certificate and MP Agreement interest payable and depreciation and amortization expense.

Cash flows from investing activities. The Company used $12,918,944 in cash from investing activities which is an increase of $5,829,407 from $7,089,537 for the same period ending June 30, 2002. This increase was driven by an increase in Real Estate loans made during the first six months of 2003, net of scheduled principal payments received. The company increased its loan portfolio by $12,437,147 for the six months ending June 30, 2003. This compares to a net increase in loans of $6,827,100 for the same six months ending June 30, 2002, an 82.2% increase. The Company currently has commitments and applications sufficient to invest its excess cash on hand.

Additionally, during the first six months of 2003, the Company purchased an office condominium for $532,040 to house its corporate offices and to provide additional office space for future growth.

Cash from financing activities. During the first six months of 2003, the Company raised $19,146,392 from the sale of new Investor Certificates and MP Agreements, net of redemptions on existing certificates. This represented an increase of $10,123,470 from net certificate sales of $9,022,922 for the same period ending June 30, 2002. The ratio of Investor Certificates and MP Agreements redeemed for cash to Investor Certificates and MP Agreements sold for the six months ending June 30, 2003 was 12.9%.

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


Item 3. Controls and Procedures

The principal executive officer and the principal financial officer of the small business issuer, Cornerstone Ministries Investments, Inc., have, as of October 31, 2002, evaluated the small business issuer's disclosure controls and procedures, as defined by Sections 13a-14(C) and 15d-14(C) of the Securities Exchange Act of 1934. Based on their evaluation, they have concluded that those disclosure controls and procedures are designed and implemented effectively to ensure that information required to be disclosed by the small business issuer in the reports that it files or submits under that Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Part II. Other Information

Item 1. Legal Proceedings

         Not Applicable

Item 2. Changes in Securities

         Not Applicable

Item 3. Defaults upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders

         Not Applicable

Item 5. Other Information

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)      (1) Exhibit 15, Letter on unaudited interim financial information.

         (2) Exhibit 99.1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2003       Cornerstone Ministries Investments, Inc. (Registrant)


                                        By: S/John T. Ottinger
                                            ------------------------------
                                            John T. Ottinger
                                            Vice President and Chief Financial
                                            Officer

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

Date:  June 13, 2003                          s/Cecil A. Brooks
                                              ------------------
                                              Cecil A. Brooks,
                                              Chairman of the Board,
                                              President, Chief Executive Officer

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

Date: June 13, 2003                           s/John T. Ottinger
                                              -------------------
                                              John T. Ottinger, Vice President,
                                              Chief Operating Officer and Chief
                                              Financial Officer