Form 10KSB/A
period 2002-12-31
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2003-11-12
CIK 1035270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10-KSB/A

      |X| Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

      |_| Transition report under section 13 or 15(d) of the securities exchange act of 1934 For the transition period from to

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

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year $6,909,340

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

      Transitional Small Business Disclosure Format: Yes |_|; No |X|

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview of operations. We have always focused on serving only faith-based organizations, mostly churches and their related schools. We also offer specialized programs for church and other nonprofit sponsors of senior housing and affordable/moderate income housing programs. Nearly all of our earnings in the past came from financing church facilities. During the last quarter of 2000, we began to realize revenues from investment in senior and affordable/moderate income housing projects. We generate revenue from:

o     interest on loans
o     origination and renewal fees on loans
o     gains on the sale of property securing loans
o     interest on securities
o     consulting fees

We currently charge a 5% to 10% fee on new loans, based upon expected term, and renewal fees of as much as 5% of the outstanding balance of the renewing loan. Our interest rate on all new loans is currently from 5% to 10%. Some loans are participating loans, enabling us to receive income from the gains on the sale of property for which we have provided financing. The participation percentage varies between 25% and 33% of the gains on the sale of real estate.

Comparison of years ending December 31, 2001 and December 31, 2002

General. Assets increased from $41,041,001 at the end of 2001 to $71,776,839 at the end of 2002 as a result of the sale of our certificates. Total revenues for 2001 were $4,362,214 and were $6,909,340 for 2002. Net income for these periods, before dividends but after taxes, was $247,120 for 2001 and $612,608 for 2002.

Our investments in loans outstanding were $30,576,660 on December 31, 2001 and $64,667,610 on December 31, 2002. Our other assets at the end of 2002 included $2,571,250 in investments in bonds and $1,500,499 in cash. The amount of our investor certificates and accrued interest increased from $37,643,733 at December 31, 2001 to $67,977,382 a year later.

Loan interest and fees Earned. We received $6,018,879 in loan interest and fees earned during 2002, compared to $3,868,429 in 2001, for an increase of $2,150,450, or 56%. This increase resulted from 16 new loans originated in 2002, for a total of $30,383,224, and a $3,707,726 increase in funding of existing loans. The increase is the result of additional loans being made during the course of the year out of increased funds arising from the sale of certificates, and from refinancing of existing loans by third parties. The weighted average interest rate on the loan balances at December 31, 2002 was 9.46% compared to 9.30% at December 31, 2001. This increase resulted from a higher proportion of our loan portfolio being in senior housing loans, which earn a higher origination fee.

Real estate and other income. We own two office condominiums that are leased to others. We have disposed of all but one of the investment properties we had acquired before the year 2000. None of our participating loans had sold property during the course of the two years. Most of our other income is interest from our purchase of bonds used as permanent financing for projects we had funded during their development and initial operations. We owned $2,571,250 of bonds at December 31, 2002 and $5,172,500 at December 31, 2001.

Investor interest expense. Interest expense increased $1,428,473, or 52%, from $2,726,524 in 2001 to $4,154,997 in 2002. The increase in interest expense resulted from the sale of $30,333,649 of investor certificates throughout 2002. The weighted average interest rate for all the investor certificates at December 31, 2002 was 8.60% compared to 8.74% at December 31, 2001. The decrease was attributable to the favorable certificate mix of 5%, 7% and 9% rates.

Marketing expenses. Total expenses for marketing our certificates in 2002 were $494,042 versus $229,154 in 2001. The increase is due to an increase in debt issue cost amortization of $165,151, an increase in legal and consulting expenses of $53,465, and an increase in other marketing costs of $46,272. These increases were due to an 80.6% increase in investor certificates outstanding at the end of 2002 versus 2001. Although our expenses increased 216% in 2002, our costs as a percent of new certificates sold decreased from 2.3% in 2001 to 1.5% in 2002. Marketing expenses will continue to increase as new investor certificates are sold.

Selling commissions paid to brokers for selling investor certificates and costs incurred to register investor certificates are paid in cash and charged as an expense over the term of the related certificates, generally five years. The unamortized balance is classified as an asset on the Balance Sheet as "Unamortized debt issue costs". The balance was $1,004,705 and $576,470 as of December 31, 2002 and 2001, respectively. Debt issue cost amortization expense was $295,096 and $129,945 for 2002 and 2001, respectively. We have not paid significant amounts for marketing our lending capabilities because of the continuing requests for financing with which we have been approached.

Operating and personnel expenses. Personnel expenses (salaries, payroll taxes, and benefits) were $674,384 in 2002, which was $203,915 or 43.3% over the $470,469 in expenses for 2001. This increase was due to the hiring of five additional employees which were needed to handle the Company's growth. Also, the Company increased its contribution to the profit sharing plan by $22,459 due to increased profits and additional employees in 2002 versus 2001.

Starting in 2003, the Company has contracted with Cornerstone Capital Advisors ("CCA") to provide all administrative services. The Company will reimburse CCA for its expenses (estimated at $750,000 over the next 12 months), which are expected to be similar to the expenses incurred had the Company elected to continue its administrative support under current arrangements.

Operating expenses increased $217,647 or 34.5% from $631,458 to $849,105 for the years' ending December 31, 2001 and 2002, respectively. The increase is due to higher occupancy expenses related to the increased number of employees and an increase in record-keeping and trustee services for our securities. Also, in 2002, we took steps toward creating a registered securities broker-dealer subsidiary to market our securities. We terminated the effort when we concluded that, under rules of the National Association of Securities Dealers, it would not be feasible for a subsidiary to market our own securities. We incurred start-up expenses of $129,885 related to this effort, which are included in operating expenses for 2002.

Income tax (provision) benefit. Income tax expense for the period ending December 31, 2002 was $124,204 compared to an expense of $57,489 for the period ending December 31, 2001. This change resulted from an increase in the Company's pre-tax income in 2002, partially offset by a $256,786 increase ($401,234 in 2002 and $144,448 in 2001) in tax-exempt bond interest income. The effective tax rate for 2002 was 16.9%, compared to 18.9% for 2001 and 37.5% for 2000. A reconciliation of the Company's effective tax rate to the federal statutory rate is as follows:

                                                     2000      2001      2002
                                                     ----      ----      ----
Statutory federal rate                               35.0%     35.0%     35.0%
Effect of graduated federal rates                    (1.4%)    (3.9%)    (1.0%)
State taxes, net of federal benefit                   3.7%      3.7%      3.7%
Effect of tax-exempt bond interest                     --      (16.1%)   (20.6%)
Other, net                                             .2%       .2%      (.2%)
                                                     ----      ----      ----
Effective tax rate                                   37.5%     18.9%     16.9%

Dividends. We paid $363,371 in dividends on our common stock during 2002, compared to $360,735 in 2001.

Comparison of years ending December 31, 2000 and December 31, 2001

General. Assets increased from $30,674,246 at the end of 2000 to $41,041,001 at the end of 2001 as a result of the sale of our stock and certificates. Total revenues for 2000 were $489,023, which did not include revenues from Presbyterian Investors Fund, Inc. before the December 29, 2000 merger. Revenues for the merged entity were $4,362,214 for 2001. Net income (loss) for these periods, before dividends but after taxes, was ($61,212) for 2000 and $247,120 for 2001. Total loans outstanding were $26,896,502 on December 31, 2000 and $30,576,660 on December 31, 2001. Major components of our other assets at the end of 2001 included $5,172,500 in investments in church bonds, $576,470 in unamortized debt issue costs and $454,584 of loans in process. We also had a cash balance of $2,907,457.

Loan interest and fees earned. The increase in interest income on loans during the year 2001 reflected our December 29, 2000 merger with Presbyterian Investors Fund, increasing from $469,023 in 2000 to $3,868,429 in 2001. Pro forma loan interest income for the full year 2000 for the combined companies would have been $2,244,862. The additional increase in loan interest income and fees was from the increased funds arising out of the sale of certificates and from refinancing of existing loans. The weighted average interest rate on the loan balances at December 31 was 9.37% in 2001 compared to 9.77% in 2000.

Real estate and other income. Other than two office condos we owned and used for office space, we had disposed of all but two properties to which we held title before the year 2000. We sold one, in Douglasville, Georgia, in 2001 and the gain is shown as revenue for that year. We expect to sell the other, in Soddy Daisy, TN, during 2004. None of our participating loans had sold property during the course of the year. In 2001, we received $64,635 in consulting revenue for assisting non-profit entities in securing financing from sources other than us.

Investor interest expense. Interest expense increased from $314,871 in 2000 to $2,726,524 in 2001. This results from paying interest in 2001 on the much larger amount of certificates that resulted from the merger with Presbyterian

Investors Fund, Inc. and from our continuing sales of investor certificates. Presbyterian Investors Fund, Inc. had $21,720,888 in certificates when we merged on December 29, 2000. We began sales of our Series B certificates of indebtedness in May 2000 and continued through 2001. The net increase in outstanding certificate principal during 2001 was $9,121,904. The weighted average interest cost for all of the outstanding certificates at December 31, 2001 was 8.77%, compared to 8.90% in 2000. This decrease was from a favorable mix of certificate rates.

Marketing expenses. Total marketing expenses in 2001 were $229,154. The increase, from $92,239 in 2000, results from an increase in our staff for direct sales of our certificates to investors. Selling commissions to brokers are paid in cash but are charged as an expense over the term of the certificates sold by the brokers and are reflected on the balance sheet as Unamortized Debt Issue Costs We have not paid significant amounts for marketing our lending capabilities because of the continuing backlog of projects with which we have been approached.

Operating and personnel expenses. Operating expenses totaled $50,817 in 2000 and $881,864 in 2001. This increase reflects our December 2000 merger with Presbyterian Investors Fund. Since Presbyterian Investors Fund had no employees before the merger, our 2000 statement of income shows no personnel expenses. The $180,302 of operating expenses in 2000 is the administrative services fee we paid Presbyterian Investors Fund, Inc., equal to 1.5% of our assets before the December 29, 2000 merger. The 2001 amount is all of the administrative expenses of the now combined operation, including Presbyterian Investors Fund, Inc.'s much larger asset base and expenses. Other 2001 expense increases resulting from the merger were: accounting, audit and tax services, from $12,373 to $86,422; legal expense, from $10,925 to $52,655; travel expense from $684 to $32,454; trust service fees from $9,363 to $62,123 and telephone expense from $52 to $33,826. Our depreciation and amortization expense for 2001 increased to $124,013 from 2000's $31,045, due to the amortization of debt issue costs associated with securities issuance and increases in depreciation due to fixed asset additions. Selling commissions are paid in cash but capitalized over three, five, and seven years depending on whether a three-year certificate, five-year certificate or common stock is sold. Commissions increased from $36,716 in 2000 to $68,060 in 2001 as certificates and common stock have been sold in the current offering, which commenced in May 2000. Commission expense and the accompanying capitalized assets will increase as securities continue to be sold. Amortized legal expenses increased as a result of the new offering in the year 2000. Legal expenses associated with both the 1998 offering and the 2000 offering are capitalized and amortized. We also capitalized and are amortizing the costs associated with the transfer of registrar, paying agent, and trustee services.

Income tax (provision) benefit. The income tax expense for the year ending December 31, 2001 was $57,489 compared to a benefit of $36,767 for the period ending December 31, 2000. This change resulted from net changes in the components of deferred tax assets and liabilities, all from temporary tax differences associated with unearned loan fees and permanent tax differences from tax exempt bond interest received. The effective tax rate for 2001 was 18.9% compared to 37.5% for the same period in 2000.

Dividends

We paid $360,735 in dividends on our common stock during 2001, compared to $224,019 in 2000. Payment in both years was at an annual rate of 12%, based on the initial stock offering price. The increase is from additional shares sold during 2001.

Item 7. Financial Statements.

For the information required by this item, please see Financial Statements beginning on page F-1.

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

Item 10. Executive Compensation.

This summary compensation table shows all compensation paid to our two executive officers during 2001 and 2002:

                                                                         Annual compensation
                                                                         -------------------
Name and principal position                                            Year              Salary
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

Name of  Beneficial Owner                Number of Shares         Percentage of Total Common
                                        Beneficially Owned         Stock Beneficially Owned
Cecil A. Brooks                               1,953                           *                   *
John T. Ottinger                              1,719                           *                   *
Taylor McGown                                 1,538                           *                   *
Irving B. Wicker                              1,538                           *                   *
Church Growth Foundation, Inc.               69,228                          13%                  *
All directors and executive officers
as a group (4 Persons)                        6,659                         1.6%                  *

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

Item 13. Exhibits and Reports on Form 8-K.

(a) (Item 601 of Regulation S-B)

       Exhibit
        Number                           Description
        ------                           -----------

         1.1 Sales Agency Agreement with Huntleigh Securities Corp. and Medallion Equities, Inc. (Incorporated by reference from
                  Exhibit 1.1 of Pre-Effective Amendment No. 2 to Registrant's Registration Statement on form SB-2, No. 333-93475, filed April 26, 2000.)
         1.2 Certificate of Indebtedness Purchase Agreement, for direct sales by the Registrant (Incorporated by reference from
                  Exhibit 1.2 of the Issuer's Registration Statement on form SB-2, No. 333-91564, filed June 28, 2002.)
         3.1 Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.1 of Registrant's Registration Statement on Form SB-2, No. 333-93475, filed January 14, 2000.)
         3.2 Amended and Restated By-laws of the Registrant (Incorporated by reference from Exhibit 3.2 of Registrant's Registration Statement on Form SB-2, No. 333-93475, filed January 14, 2000.)
         4.1 Article III.A., page 1 of the Amended and Restated Articles of Incorporation and Article III of the Amended and Restated By-laws (Reference is made to Exhibits 3.1 and 3.2)
         4.2 Form of Graduated Rate Redeemable Certificate of Indebtedness (Incorporated by reference from Exhibit 3.2 of Registrant's Registration Statement on Form SB-2, No. 333-70474, filed September 28, 2001)
         4.3 Form of Seven Day Redeemable Certificate of Indebtedness (Incorporated by reference from Exhibit 3.2 of Registrant's Registration Statement on Form SB-2, No. 333-70474, filed September 28, 2001)
         4.4 Form of five-year term certificates (Incorporated by reference from Exhibit 4.4 of the Issuer's Registration Statement on form SB-2, No. 333-91564, filed June 28, 2002.)
         4.5 Trust Indenture for Series B and C Certificates of Indebtedness (Incorporated by reference from Exhibit 4.4 of Registrant's Registration Statement on Form SB-2, No. 333-93475, filed January 14, 2000.)
         4.6 Trust Indenture dated June 14, 2002 Registrant (Incorporated by reference from Exhibit 4.8 of the Issuer's Registration Statement on form SB-2, No. 333-91564, filed June 28, 2002.)
         21       Subsidiaries  of the Issuer (filed with initial report on Form
                  10-KSB.)
         24 Power of Attorney (included in the Signatures section of this report)
         99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

CORNERSTONE MINISTRIES INVESTMENTS, INC. (Issuer)

By /s/ Cecil A. Brooks                            November 11, 2003
----------------------------------------
Cecil A. Brooks, Chief Executive Officer

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

      Signature                            Title                                      Date
      ---------                            -----                                      ----
 /s/Cecil A. Brooks        Chief Executive Officer, President and               November 11, 2003
    Cecil A. Brooks        Chairman of the Board of Directors

 /s/John T. Ottinger       Vice President, Chief Operating Officer,             November 11, 2003
    John T. Ottinger       Chief Financial Officer, Secretary, Treasurer
                           and Director
                           (Principal financial and accounting officer)

*/s/Taylor McGown          Director                                             November 11, 2003
    Taylor McGown

*/s/Jayme Sickert          Director                                             November 11, 2003
    Jayme Sickert

*/s/Henry Darden           Director                                             November 11, 2003
    Henry Darden

*/s/Irving B. Wicker       Director                                             November 11, 2003
    Irving B. Wicker

By: ____________________________, attorney-in-fact                              November 11, 1003
    Cecil A. Brooks

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

Date: November 11, 2003             /s/Cecil A. Brooks_
                                    ------------------
                                    Cecil A. Brooks,
                                    Chairman of the Board, President,
                                    Chief Executive Officer

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

Date: November 11, 2003                 /s/John T. Ottinger
                                        -------------------
                                        John T. Ottinger, Vice President,
                                        Chief Operating Officer
                                        and Chief Financial Officer

           Supplemental Information to be Furnished With Reports Filed
       Pursuant to Section 15(d) of the Act by Registrants Which Have Not
             Registered Securities Pursuant to Section 12 of the Act

The report on Form 10-K is the only annual report sent or to be sent to security holders covering the registrant's last fiscal year.

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



/s/ Robert N. Clemons, CPA, PA
DeLand, Florida
April 7, 2003

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000, 2001 & 2002

                                                                   Restated        Restated
                                                                   12/31/00        12/31/01        12/31/02
ASSETS
Cash in banks                                                  $  2,181,280    $  2,907,457    $  1,500,499
Loans in process                                                     67,085         454,584         609,020
Real estate loans, net                                           26,896,502      30,576,660      64,667,610
Bond holdings                                                       273,500       5,172,500       2,571,250
Fixed assets, net                                                     6,689         266,655         320,337
Deferred tax asset                                                  144,110         243,478         274,233
Goodwill                                                            500,000         450,997         450,997
Unamortized debt issue costs                                        303,043         576,470       1,004,705
Real estate held for sale                                           295,499         331,513         340,000
Other assets                                                          6,538          60,687          38,188
                                                               ------------    ------------    ------------
TOTAL ASSETS                                                   $ 30,674,246    $ 41,041,001    $ 71,776,839
                                                               ============    ============    ============

LIABILITIES & SHAREHOLDER'S EQUITY
Investor certificates & accrued interest                       $ 27,696,741    $ 37,643,733    $ 67,977,382
Bond fund certificates                                              474,145               0               0
Accounts and other payables                                         196,412         132,178         282,120
Common dividends payable                                            151,974         171,834         168,640
Building mortgage                                                         0         197,194         189,226
                                                               ------------    ------------    ------------
TOTAL LIABILITIES                                                28,519,272      38,144,939      68,617,368
                                                               ------------    ------------    ------------
SHAREHOLDER'S EQUITY
Series A Convertible Preferred Stock, no par
  value; 235,000 shares authorized, no
  shares issued & outstanding                                             0               0               0
Common Stock, $0.01 Par Value, 10 million
  shares authorized; shares issued & outstanding:
  12/00 - 397,227; 12/01 - 528,721; 12/02 -                           3,972           5,287           5,309
                                                                                                    530,944
Paid in capital                                                   2,426,103       3,279,491       3,293,641
Retained earnings (deficit)                                        (275,101)       (388,716)       (139,479)
                                                               ------------    ------------    ------------
TOTAL SHAREHOLDER'S EQUITY                                        2,154,974       2,896,062       3,159,471
                                                               ------------    ------------    ------------
TOTAL LIABILITIES &
  SHAREHOLDER'S EQUITY                                         $ 30,674,246    $ 41,041,001    $ 71,776,839
                                                               ============    ============    ============

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) & RETAINED EARNINGS (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 & 2002

                                                              Restated       Restated
                                                              12/31/00       12/31/01       12/31/02
REVENUES
Loan interest & fees earned                                 $  469,023     $3,868,429     $6,018,879
Real estate & other income                                      20,410        493,785        890,461
                                                           -----------    -----------    -----------
TOTAL REVENUES                                                 489,433      4,362,214      6,909,340
                                                           -----------    -----------    -----------
Investor interest expense                                      314,871      2,726,524      4,154,997
Marketing expenses                                              92,239        229,154        494,042
Salaries, wages, payroll taxes and benefits                          0        470,469        674,384
Operating expenses                                             180,302        631,458        849,105
                                                           -----------    -----------    -----------
TOTAL EXPENSES                                                 587,412      4,057,605      6,172,528
                                                           -----------    -----------    -----------
Operating income (loss)                                        (97,979)       304,609        736,812
Income tax (provision) benefit                                  36,767        (57,489)      (124,204)
                                                           -----------    -----------    -----------
NET INCOME (LOSS)                                          ($   61,212)    $  247,120     $  612,608
Beginning retained earnings (deficit)                           10,130       (275,101)      (388,716)
Dividends                                                     (224,019)      (360,735)      (363,371)
                                                           -----------    -----------    -----------
Ending retained earnings (deficit)                         ($  275,101)   ($  388,716)   ($  139,479)
                                                           ===========    ===========    ===========
Basic & Diluted Earnings (Loss) Per Common Share                ($0.27)         $0.51          $1.16


SEE ACCOMPANYING NOTES                                                       F-3

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 & 2002

                                                                                                       RETAINED
                                                 COMMON STOCK:            PAID-IN       PREFERRED      EARNINGS          TOTAL
                                            SHARES         AMOUNT         CAPITAL         STOCK        (DEFICIT)         EQUITY
BALANCE, DECEMBER 31, 1999                  119,103      $    1,191      $1,189,839     $        0     $   10,130      $1,201,160
Correction of stock issuance costs         (152,183)       (152,183)
Net income (loss) for year 2000             (61,212)        (61,212)
Dividends declared                         (224,019)       (224,019)
Capital contributed                         278,124           2,781       1,388,447      1,391,228
                                         ----------      ----------      ----------     ----------     ----------      ----------
BALANCE, DECEMBER 31, 2000, RESTATED        397,227           3,972       2,426,103              0       (275,101)      2,154,974
Net income                                  247,120         247,120
Dividends declared                         (360,735)       (360,735)
Capital contributed                         131,494           1,315         853,388        854,703
                                         ----------      ----------      ----------     ----------     ----------      ----------
BALANCE, DECEMBER 31, 2001, RESTATED        528,721           5,287       3,279,491              0       (388,716)      2,896,062
                                         ----------      ----------      ----------     ----------     ----------      ----------
Net income                                  612,608         612,608
Dividends declared                         (363,371)       (363,371)
Capital contributed                           2,223              22          14,150         14,172
                                         ----------      ----------      ----------     ----------     ----------      ----------
BALANCE, DECEMBER 31, 2002                  530,944      $    5,309      $3,293,641     $        0     ($ 139,479)     $3,159,471
                                         ==========      ==========      ==========     ==========     ==========      ==========


SEE ACCOMPANYING NOTES                                                       F-4

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 & 2002

                                                             Restated        Restated
                                                             12/31/00        12/31/01        12/31/02
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        ($    61,212)    $   247,120    $    612,608
Adjustments to reconcile net income to cash
from operations-
Depreciation & amortization                                    31,945         124,014         154,384
Changes in-
Loans in process                                              (31,741)       (387,499)       (154,436)
Accrued loan interest & deferred loan fees                    391,471         101,449         (99,823)
Deferred taxes                                               (156,482)        (99,368)        (30,755)
Unamortized debt issue costs                                   (2,788)       (286,310)       (561,990)
Investor interest payable                                     109,252         825,088        (270,523)
Accounts & other payables                                      (6,833)        (64,234)        127,443
Other items, net                                                5,000         (54,149)         22,499
                                                          -----------     -----------    ------------
NET CASH PROVIDED (USED) BY OPERATIONS                        278,612         406,111        (200,593)
                                                          -----------     -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made                                     (4,032,721)    (23,327,367)    (38,174,217)
Loan principal payments received                            2,051,509      19,545,760       4,183,090
Bonds purchased                                                            (5,025,000)
Bonds redeemed                                                                126,000          88,750
Undivided interest in bonds sold                            2,512,500
Real estate purchased                                        (295,499)
Fixed assets purchased                                                       (124,900)        (74,311)
Cash received in acquisition                                  636,433
Real estate costs capitalized                                                 (36,014)         (8,487)
                                                          -----------     -----------    ------------
NET CASH (USED) BY INVESTING                               (1,640,278)     (8,841,521)    (31,472,675)
                                                          -----------     -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates issued                                1,769,922       9,888,651      33,099,017
Investor cerfiticates redeemed                                (70,000)       (766,747)     (2,494,845)
Bond fund redemptions                                                        (474,145)
Building mortgage principal payments                                                           (7,968)
Stock issued                                                1,239,045         854,703          14,172
Dividends paid                                               (102,056)       (340,875)       (344,066)
                                                          -----------     -----------    ------------
NET CASH PROVIDED BY FINANCING                              2,836,911       9,161,587      30,266,310
                                                          -----------     -----------    ------------
Net Change in Cash                                          1,475,245         726,177      (1,406,958)
Cash at beginning of period                                   706,035       2,181,280       2,907,457
                                                          -----------     -----------    ------------
CASH AT END OF PERIOD                                     $ 2,181,280     $ 2,907,457    $  1,500,499
                                                         ============    ============    ============

Supplemental Information-
Interest paid during the period                           $   259,411     $ 1,916,134    $  4,499,470
Income taxes paid during the period                       $     9,200     $   234,460    $          0
Non-cash transactions:
Investor certificates matured & re-issued                 $         0     $ 4,025,418    $ 13,926,147





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

Unamortized debt issue costs subject to amortization include the costs and commissions associated with issuing investor certificates. These costs are being amortized on a straight-line basis over the term of the debt, principally 5 years.

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

Bond holdings consist tax-free local government securities and local church bonds that are classified as available-for-sale when the Company anticipates that the securities could be sold in response to rate changes, prepayment risk, liquidity, availability of and the yield on alternative investments, and other market and economic factors. These securities are reported at fair value, and unrealized gains and losses on these securities are recognized as direct increases or decreases in other comprehensive income. Cost of securities sold is recognized using the specific identification method.

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

FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others, recognition and measurement is effective for transactions after December 31, 2002 and disclosure requirements are effective for fiscal years ending after December 15, 2002. The Interpretation improves disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaking in issuing the guarantee.

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

NOTE 2 - CORRECTION OF PREVIOUS FINANCIAL STATEMENTS

The Company has retroactively restated prior period's financial statements for corrections to it's method of recognizing fees associated with mortgage loans. As of December 31, 2000 the Company deferred previously recognized unearned loan fees of $442,373 less related taxes of $166,933, together aggregating $275,440 ($1.22 per share). As of December 31, 2001 the Company deferred an additional $299, 927 of unearned loan fees less related taxes of $110,486, together aggregating $189,441 ($0.39 per share). Restatement prior to the year 2000 was not required as fees then were recognized generally in the same periods that the loans were outstanding. The following table reconciles previously reported amounts with the restated amounts presented in these financial statements:

                                                               12/31/00        12/31/01
                                                             ------------    ------------
Loan interest & fees earned as previously reported           $    911,396    $  3,898,356
Deferral of previously recognized fees                           (442,373)       (299,927)
                                                             ------------    ------------
Loan interest & fees earned as restated                      $    469,023    $  3,598,429

Income tax expense as previously reported                    $   (130,166)   $   (167,975)
Tax effect of fee deferral                                        166,933         110,486
                                                             ------------    ------------
Income tax (expense) benefit as restated                     $     36,767     $ ( 57,489)

Income as previously reported                                $    214,228    $    436,561
Deferral of previously recognized fees, net of taxes             (275,440)       (189,441)
                                                             ------------    ------------
Net Income (Loss) as restated                                $    (61,212)   $    247,120

Earnings per share, basic & diluted as previously reported   $        .95    $       0.90
Deferral of previously recognized fees, net of taxes                (1.32)          (0.39)
                                                             ------------    ------------
Earnings per share, basic & diluted as restated              $      (0.27)   $       0.51

Loans receivable as previously reported                      $ 26,469,809    $ 30,251,416
Accrued interest receivable as previously reported                869,066       1,067,544
Deferral of previously recognized fees, cumulative               (442,373)       (742,300)
                                                             ------------    ------------
Real estate loans, net as restated                           $ 26,896,502    $ 30,576,660

Deferred income taxes as previously reported                 $    (22,823)   $    (33,941)
Tax effect of fee deferral, cumulative                            166,933         277,419
                                                             ------------    ------------
Deferred tax asset as restated                               $    144,110    $    243,478

Additionally, costs associated with its stock offerings ($152,183 with $0 income tax effects) have been reclassified as of December 31, 2000 from an intangible asset classification on the balance sheet to a reduction of the associated paid-in capital account. There was no income statement effect. The following table reconciles previously reported amounts with the restated amounts and accounts presented in these financial statements:

                                                      12/31/00       12/31/01
                                                    -----------    -----------
Intangible assets, net as previously reported       $   955,226    $ 1,179,650
Less: Goodwill reported on separate line               (500,000)      (450,997)
Stock offering costs reclassified                      (152,183)      (152,183)
                                                    -----------    -----------
Unamortized debt issue costs as restated            $   303,043    $   576,470

Paid in capital as previously reported              $ 2,578,286    $ 3,431,674
Stock offering costs reclassified                      (152,183)      (152,183)
                                                    -----------    -----------
Paid in capital, as restated                        $ 2,426,103    $ 3,279,491

NOTE 3 - SUBSEQUENT EVENTS

On February 12, 2003 the Board of Directors approved amending the Articles of Incorporation and changed the name of the Corporation from "PIF/Cornerstone Ministries Investments, Inc." to "Cornerstone Ministries Investments, Inc.". The Company closed on a $522,459 contract to purchase additional office space in Forsyth County, Georgia on February 28, 2003.

NOTE 4 - FIXED ASSETS

At December 31, the Company's fixed assets are composed of:

                                      2000         2001           2002
                                    ------      ---------       ---------
Office Condominiums                 $  -0-      $ 252,922       $ 252,922
Office Computers, Furnishings,
Software & Equipment                 6,689         14,554          62,485
Vehicles                               -0-         11,351          37,730
Less: Accumulated Depreciation        (-0-)       (12,171)        (32,800)
                                    ------      ---------       ---------
Fixed Assets, Net                   $6,689      $ 266,656       $ 320,337


Depreciation   expense  totaled  $-0-,   $12,171  and  $20,630  for  each  year,
respectively.

NOTE 5 - COMMITMENTS

The Company has no material lease commitments at December 31, 2002. The Company has entered into an Administrative Services Agreement with Cornerstone Capital Advisors, Inc. (CCA) to provide loan administration, including the application and closing process and loan accounting; investor relations; marketing collateral; administration of computers, computer networks and management information systems; photo copying; and, maintenance of records, record keeping, bookkeeping and accounting after 2002. The Company is obligated to pay directly or reimburse actual expenses to be billed monthly by CCA. The base for good performance is expected to be that all bond interest and other obligations are current and the common stock shareholders have received dividends equal to an annual rate of at least 10% on the price paid in a public offering for all the time the shares were outstanding. The factors above that base, and the amount of incentive compensation will relate to the director's judgment on the extent to which CCA's services will have contributed to the results. The agreement is for renewable one-year terms and it may be terminated by either party upon 60 days' written notice. It is anticipated that after 2002, the Company will not have any employees of its own and accordingly, CCA will be subject to the supervision of the Board of Directors. As of December 31, 2002, CCA had not incurred any material expenses to be billed to the Company.

NOTE 6 - REAL ESTATE LOANS RECEIVABLE

At December 31, 2002 the Company had Real Estate Loans on church and other not-for-profit properties as follow:


                   Mortgage Loans               $ 64,242,543
                   Accrued Interest                1,203,384
                   Unearned Loan Fees               (778,317)
                                                ------------
                   Total Real Estate Loans      $ 64,667,610


These loans mature as follow: 2003, $56,997,295;  2004, $5,045,454;  2005, $-0-;
2006, $20,886;  2007, $186,935;  beyond 2007,  $1,991,973.  Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

NOTE 7 -GOODWILL

The Company has adopted SFAS 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. Goodwill associated with the Company's acquisition of Presbyterian Investor's Fund, Inc. in 2000 is carried at $450,997 and is not subject to further amortization. Goodwill is tested for impairment at the end of each calendar year using the present value of expected future cash flows to determine the value of Goodwill. At December 31, 2002, the fair value of Goodwill exceeded it's carrying value; therefore, no provision for impairment loss has been recorded. No goodwill was acquired or sold in 2001, 2002 or 2003.

NOTE 8 - UNAMORTIZED DEBT ISSUE COSTS

Unamortized debt issue costs consist of costs incurred to register the Company's debt securities and commissions paid or accrued on the sale of debt securities. These costs are amortized on a straight-line basis over the period the securities are outstanding, generally five years.


At December 31, 2002, Unamortized debt issue costs consist of:
Costs incurred to register the Company's debt securities            $   431,215
Commissions paid on the sale of debt securities                       1,118,690
Less: Accumulated Amortization                                         (545,200)
                                                                    -----------
                                                                    $ 1,004,705

Amortization expense was $183,850, $61,885 and $31,945 in the years ending December 31, 2002, 2001 & 2000, respectively, and is included in marketing expenses in the accompanying Consolidated Statements of Income (Loss) & Retained Earnings (Deficit).

Estimated amortization expense for the next five years:

2003 - $287,346      2006 - $195,917
2004 - $248,162      2007 - $ 57,269
2005 - $216,011

NOTE 9 - BOND HOLDINGS

Bond holdings at year end consist of-                2000           2001             2002
                                                   --------      -----------      -----------
St. Lucie Co., FL Subordinated Revenue Bonds:
    Maturity 7/1/2036                              $    -0-      $ 2,325,000      $ 2,325,000
    Maturity 10/1/2036                                  -0-        2,700,000        2,700,000
Undivided 50% interest sold to investor                 -0-              -0-       (2,512,500)
Local Church Bonds, maturing 2002 & 2003            273,500          147,500           58,750
                                                   --------      -----------      -----------
Totals                                             $273,500      $ 5,172,500      $ 2,571,250

In 2002, the Company transferred all of its bond holdings, with a cost of $5,110,500, from "held to maturity" to "available for sale" securities. This was the result of an unanticipated opportunity to utilize an investor's funds and the Company sold an undivided 50% interest in the St, Lucie County, Florida Bonds for $2,512,500, which equals book value. No gain or loss was recorded as a result of the transaction, nor when transferred as the cost of the bonds approximated their fair value. The Company reinvested the funds from the sale in a real estate loan, which management believes will provide greater long-term returns than the bonds.

These bonds are not traded on any exchange, however management estimates that the fair value of the individual securities, based on discounted expected cash flows, approximate their original cost. Accordingly, no gain or loss has been recorded in other comprehensive income in the accompanying financial statements.

NOTE 10 - INCOME TAXES

The net deferred tax benefit in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:


                                2000             2001            2002
                              ---------       ---------       ---------
Deferred tax asset            $ 166,933       $ 277,419       $ 286,787
Deferred tax liability          (22,823)        (33,941)        (12,554)
                              ---------       ---------       ---------
Net deferred tax benefit      $ 144,110       $ 243,478       $ 274,233


The deferred tax liability results from the use of accelerated methods of depreciation of property and equipment. The deferred tax asset results from a difference in reporting income from loan fees and represents taxes already paid. As such, no valuation allowance has been provided since the Company will realize the benefit of these prepaid taxes by reducing its federal and state taxable income in the future. The Company has pending with the Department of the Treasury, a request to change its accounting method with respect to loan fees which would approximate the book treatment under SFAS Nos. 65 and 91.

Components of income tax expense (benefit) for the years ended December 31, are:

                          2000            2001           2002
                       ---------       ---------      ---------
Current:  Federal      $ (33,727)      $  33,122      $ 108,308
          State          (13,491)         13,249         19,240
Deferred: Federal          7,465           9,450         (2,840)
          State            2,986           1,668           (504)
                       ---------       ---------      ---------
                       $ (36,767)      $  57,489      $ 124,204

The tax provision differs from the expense that would result from applying statutory rates to income before income taxes due to the graduated corporate tax rates for the first $100,000 of taxable income and tax exempt interest from bonds totaling approximately $-0-, $145,000, $401,000 respectively.

NOTE 11 - CASH CONCENTRATION

A cash concentration risk arises when the Company has more cash in a financial institution than is covered by insurance. At December 31, 2002, the Company had cash in excess of insured limits totaling $1,081,672.

NOTE 12 - INVESTOR CERTIFICATES

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

Following are the are the 5 year maturities of certificates outstanding each year end:

Years to Maturity              12/31/00         12/31/01         12/31/02
                             -----------      -----------      -----------
On demand & 1 year           $ 3,156,832      $ 8,886,314      $12,588,839
2                              9,849,576        5,015,552          838,115
3                              5,256,331        2,955,225        4,938,456
4                              2,515,343        7,929,711       10,941,275
5+                             5,175,114        9,818,153       35,902,441
                             -----------      -----------      -----------
Total Principal              $25,953,196     $ 34,604,955    $ 65,209,126


At December 31, 2000, 2001 & 2002, accrued interest payable was $2,213,690, $3,038,778 and $2,768,255, respectively. Interest rates for the certificates outstanding at December 31, 2002 are:

5.0%      $3,081,099
7.0%       5,964,859
7.5%         191,824
8.0%       1,847,974
9.0%      54,123,370

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

NOTE 13 - LOAN GUARANTEES

At December 31, 2002 the Company was guarantor for potential total of $34,776,000 of loans secured by retirement facilities owned by not-for-profit entities. Certain acquisition and development loans in which we choose to secure outside financing may require a guarantee as a condition of the extension of the loan by the financial institution. The guarantee is solely limited to amounts drawn under credit facilities and only cover outstanding principal and accrued interest and terminate upon maturity and principal repayment. At December 31, 2002, actual amounts drawn and therefore guaranteed to a commercial bank total $19,157,179. The guaranteed loans mature between May 31 and November 18, 2004. Only upon an uncured payment default and upon demand by the financial institution would the Company be required to perform under its guarantee obligations. The Company's recourse would be limited to repossession of the underlying collateral and subsequent resale of the facilities. As of December 31, 2002, all loans which had a guarantee were current and accordingly no obligation is recognized in the financial statements.

NOTE 14 - PROFIT SHARING PLAN

During 2001, the Company established a Profit Sharing Plan for its employees. The Plan allows for entry into the plan after one year of service, and immediate vesting of contributed amounts. All contributions are to be made at the discretion of the Company after approval by the board of directors. For the years 2001 & 2002 the Company elected to contribute $40,691 and $63,150 respectively.

NOTE 15 - BUILDING MORTGAGE

In connection with the acquisition of office space, the Company has a mortgage requiring monthly payments of $2,068 including principal reductions and interest at 8.5%. The loan matures March 1, 2006 at which time a balloon payment of $158,637 will be required. Estimated principle reductions are: Year 2003 $8,274; Year 2004 $9,791; Year 2005 $10,658; Year 2006 $160,503.

NOTE 16 - SERIES A CONVERTIBLE PREFERRED STOCK

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

During 2001, as part of the formation and initial capitalization of Wellstone Financial Group, LLC (WFG), shares of the Series A Convertible Preferred Stock with a value of $500,000 were issued in exchange for a 100% ownership interest. As WFG is a 100% owned subsidiary and its financial results are included in these consolidated financial statements, the shares have been eliminated in consolidation. Accordingly, if the shares were converted at the balance sheet date herein, an additional 76,923 shares of Common Stock could be issued, however those shares would be eliminated in consolidation.

NOTE 17 - ACQUISITION
On December 29, 2000 Presbyterian Investors Fund, Inc., a Georgia not for profit corporation, was acquired by the Company. The name of the merged entity became PIF/Cornerstone Ministries Investments, Inc. The Georgia Secretary of State approved the Plan of Merger on December 29, 2000. The transaction was recorded as an asset purchase and operating results from the date of the acquisition have been included in the accompanying financial statements. The $23,256,257 in assets transferred by Presbyterian Investors Fund, Inc., consisted primarily of performing church loans and cash held in money market accounts awaiting distribution according to outstanding loan commitments. Its $23,256,257 in liabilities assumed by the merged entity were primarily Certificates of Participation in three loan funds. These fixed term, fixed rate securities were either unsecured, or collateralized by specific loan assets. In addition, the Company agreed to a premium of $500,000 for the acquisition which is included in Goodwill in the accompanying Consolidated Balance Sheets. There were no fair value adjustments recorded as of the date of the merger. The amount of cash received by the Company exceeded the $500,000 acquisition premium by $636,433 which is shown in the accompanying Consolidated Statement of Cash Flows as "Cash received in acquisition".

NOTE 18 - EARNINGS PER SHARE

Basic earnings per share have been calculated as follow-
2000             Net Income (Loss)                      ($  61,212)
                 Average Common Shares Outstanding         225,198
                 Earnings (Loss) per Common Share           ($0.27)
2001 Net Income (Loss)                                   $ 247,120
                 Average Common Shares Outstanding         487,769
                 Earnings (Loss) per Common Share            $0.51
2002 Net Income (Loss)                                   $ 612,608
                 Average Common Shares Outstanding         529,833
                 Earnings (Loss) per Common Share        $    1.16


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