Form 10QSB
period 2003-09-30
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2003-11-12
CIK 1035270

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

               For the quarterly period ending September 30, 2003

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

                  Yes_X_                   No___

As of September 30, 2003, there were issued and outstanding 531,529 shares of the common stock of the issuer.

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

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Accountant's Review Report                                  F-1

                 Consolidated Balance Sheet as of September 30, 2003         F-2

                 Consolidated Statements of Income (Loss)
                 for the Nine Months ended September 30, 2003 and 2002       F-3

                 Consolidated Statements of Changes in Stockholders Equity
                 for the Nine Months ended September 30, 2003 and 2002       F-4

                 Consolidated Statements of Cash Flows for the Nine
                 Months ended September 30, 2003 and 2002                    F-5

                 Notes to Financial Statements                               F-6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operation                3

         Item 3. Controls and Procedures                                     6

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           6

         Item 2. Changes in Securities and Use of Proceeds                   6

         Item 3. Defaults on Senior Securities                               6

         Item 4. Submission of Matters to a Vote of Security Holders         6

         Item 5. Other Information                                           6

         Item 6. Exhibits and Reports on Form 8-K                            6

Signatures                                                                   6

Certifications                                                           7 & 8

                           ROBERT N. CLEMONS, CPA, PA
                                   PO BOX 1670
                           DELAND, FLORIDA 32721-1670

To The Board of Directors
Cornerstone Ministries Investments, Inc.

We have reviewed the accompanying balance sheets of Cornerstone Ministries Investments, Inc. as of September 30, 2003 & 2002 and the related statements of income & retained earnings, and cash flows for the three months and nine months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Cornerstone Ministries Investments, Inc.

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


/s/ Robert N. Clemons, CPA, PA

DeLand, Florida
November 5, 2003

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2003 and 2002
                                                                     Restated
                                                      9/30/03         9/30/02
ASSETS
Cash in banks                                      $  5,566,854    $  8,341,494
Loans in process                                        881,996         465,114
Loans receivable-
  Real estate loans, net                             46,894,107      30,567,879
  Joint venture loans, net                           32,461,754      16,495,205
Bond holdings and accrued interest                    5,197,333       2,870,438
Fixed assets, net                                       887,381         302,187
Refundable income taxes                                 286,953         116,400
Deferred tax asset, net                                    --           227,660
Goodwill                                                450,997         450,997
Unamortized debt issue costs                          1,853,470         811,364
Real estate held for sale                               340,000         336,215
Other assets                                            118,746          96,933
                                                   ------------    ------------

TOTAL ASSETS                                       $ 94,939,591    $ 61,081,886
                                                   ============    ============

LIABILITIES
Investor certificates and accrued interest         $ 84,122,059    $ 57,854,451
Mortgage participations and accrued interest          6,512,197            --
Accounts and other payables                             235,762          80,648
Building mortgage                                       182,450         191,312
Capital lease obligation                                 14,915            --
Deferred taxes payable                                  292,545            --
                                                   ------------    ------------

TOTAL LIABILITIES                                    91,359,928      58,126,411
                                                   ------------    ------------

SHAREHOLDER'S EQUITY
Series A Convertible Preferred Stock, no par
  value; 235,000 shares authorized, no
  shares issued and outstanding                            --              --
Common Stock, $0.01 par value; 10 million shares
  authorized, 531,529 and 529,943 shares issued
  and outstanding                                         5,315           5,299
Paid in capital                                       3,297,435       3,287,149
Retained earnings (deficit)                             350,161        (336,973)
Treasury stock                                          (73,248)           --
                                                   ------------    ------------

TOTAL SHAREHOLDER'S EQUITY                            3,579,663       2,955,475
                                                   ------------    ------------

TOTAL LIABILITIES AND
 SHAREHOLDER'S EQUITY                              $ 94,939,591    $ 61,081,886
                                                   ============    ============

SEE ACCOMPANYING NOTES                                                       F-2

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended September 30, 2003 and 2002

                                                           Restated                    Restated
                                           3 Mo. Ended   3 Mo. Ended   9 Mo. Ended   9 Mo. Ended
                                              9/30/03       9/30/02       9/30/03       9/30/02
REVENUES
Loan interest and fees                     $ 2,711,757   $ 1,425,316   $ 6,619,794   $ 3,533,707
Real estate gains and other income           1,306,658       499,200     1,480,891       787,128
                                           -----------   -----------   -----------   -----------

TOTAL REVENUES                               4,018,415     1,924,516     8,100,685     4,320,835
                                           -----------   -----------   -----------   -----------

EXPENSES
Investor interest expense                    1,930,656     1,035,063     5,285,031     2,820,427
Marketing expenses                             161,370       113,883       448,595       342,617
Salaries, payroll taxes, and benefits          225,504       165,172       696,719       511,941
Operating expenses                             287,151       203,421       743,537       474,065
                                           -----------   -----------   -----------   -----------

TOTAL EXPENSES                               2,604,681     1,517,539     7,173,882     4,149,050
                                           -----------   -----------   -----------   -----------

Income Before Provision For Income Taxes     1,413,734       406,977       926,803       171,785

Provision (Benefit) for Income Taxes           489,829       122,511       268,078       (52,190)
                                           -----------   -----------   -----------   -----------

NET INCOME                                 $   923,905   $   284,466   $   658,725   $   223,975
                                           ===========   ===========   ===========   ===========

Basic and Diluted Earnings
 per Common Share                          $      1.78   $      0.54   $      1.26   $      0.42

SEE ACCOMPANYING NOTES                                                       F-3

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
For the nine months ended September 30, 2003 and 2002

                                                                                               RETAINED
                                              COMMON STOCK:           PAID-IN    PREFERRED     EARNINGS     TREASURY       TOTAL
                                           SHARES       AMOUNT        CAPITAL      STOCK       (DEFICIT)      STOCK        EQUITY

BALANCE, DEC. 31, 2001                     528,721    $    5,287    $3,279,491   $     --     $ (388,716)   $    --      $2,896,062
Net income                                                                                       223,975                    223,975
Common stock issued                          1,222            12         7,658                                                7,670
Dividend declared                                                                               (172,232)                  (172,232)
                                        ----------    ----------    ----------   ----------   ----------    ---------    ----------

BALANCE, SEPT. 30, 2002, RESTATED          529,943    $    5,299    $3,287,149   $     --     $ (336,973)   $    --      $2,955,475
                                        ==========    ==========    ==========   ==========   ==========    =========    ==========

BALANCE, DEC. 31, 2002                     530,944    $    5,309    $3,293,641   $     --     $ (139,479)   $    --      $3,159,471
Net income                                                                                       658,725                    658,725
Common stock issued                            585             6         3,794                                                3,800
Dividend declared                                                                               (169,085)                  (169,085)
Treasury shares acquired                                                                                      (73,248)      (73,248)
                                        ----------    ----------    ----------   ----------   ----------    ---------    ----------

BALANCE, SEPT. 30, 2003                    531,529    $    5,315    $3,297,435   $     --     $  350,161    $ (73,248)   $3,579,663
                                        ==========    ==========    ==========   ==========   ==========    =========    ==========

SEE ACCOMPANYING NOTES                                                       F-4

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2003 and 2002

                                                                                   Restated
                                                                    9/30/03         9/30/02
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $    658,725    $    223,975
Adjustments to reconcile net income to cash
 from operations-
Depreciation and amortization                                         378,938         229,402
Changes in-
  Loans in process                                                   (522,976)        (10,530)
  Accrued bond interest, net                                          (21,921)       (151,574)
  Accrued loan interest and deferred loan fees                       (928,472)       (509,917)
  Deferred taxes                                                      566,778          48,970
  Unamortized debt issue costs                                     (1,187,624)       (443,990)
  Refundable income taxes                                            (286,953)       (116,400)
  Investor and mortgage participation interest payable              1,687,786        (929,740)
  Accounts and other payables                                         (46,358)        (84,682)
  Other assets                                                        (80,558)        (36,246)
                                                                 ------------    ------------

NET CASH PROVIDED (USED) BY OPERATIONS                                217,365      (1,780,732)
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate and joint venture loans made                          (26,284,926)    (19,423,498)
Real estate and joint venture loan principal payments received     12,612,235       3,299,377
Bonds purchased                                                    (2,500,000)           --
Bonds redeemed or sold                                                 58,750       2,601,250
Fixed assets purchased                                               (589,413)        (55,838)
Real estate costs capitalized                                            --            (4,702)
                                                                 ------------    ------------

NET CASH USED BY INVESTING ACTIVITIES                             (16,703,354)    (13,583,411)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates sold                                         18,163,253      23,339,403
Investor certificates redeemed                                     (3,449,495)     (2,198,945)
Mortgage participation agreements sold                              6,255,330            --
Building mortgage principal payments                                   (6,776)         (5,882)
capital lease principal payments                                       (2,795)           --
Common stock issued                                                     3,800           7,670
Dividends paid                                                       (337,725)       (344,066)
Treasury stock acquired                                               (73,248)           --
                                                                 ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          20,552,344      20,798,180
                                                                 ------------    ------------

Net change in cash                                                  4,066,355       5,434,037
Cash at beginning of period                                         1,500,499       2,907,457
                                                                 ------------    ------------

CASH AT END OF PERIOD                                            $  5,566,854    $  8,341,494
                                                                 ============    ============

Supplemental Information-
  Interest paid during the period                                $  3,604,215    $  3,763,000
  Income taxes paid during the period                            $       --      $       --
Non-cash transactions-
  Fixed asset lease financing                                    $     17,710    $       --
  Investor certificates matured and re-issued                    $  3,793,364    $ 12,918,252
  Loan interest included in principal                            $  1,023,478    $    649,223

SEE ACCOMPANYING NOTES                                                       F-5

             CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements include the accounts of Cornerstone Ministries Investments, Inc., Wellstone Communities, Inc. and Wellstone Financial Group, LLC (collectively "The Company"). The Company originates and purchases mortgage loans made to faith-based organizations. The Company offers specialized programs for churches, not-for-profit sponsors of senior housing and affordable housing programs. The Company also invests in similar real estate projects for the purpose of selling at a profit, or leasing. Substantially all of the Company's loans and investments are in projects located in the Southeastern United States. On February 12, 2003 the Board of Directors approved amending the Articles of Incorporation and changed the name of the Corporation from "PIF/Cornerstone Ministries Investments, Inc." to "Cornerstone Ministries Investments, Inc."

Cash and cash equivalents include bank accounts and short term certificates with original maturities of 90 days or less.

Loans receivable include unpaid principal and accrued interest balances net of deferred loan fees and unearned discounts, less an allowance for loan losses. Interest income is recognized monthly as it is earned, in accordance with loan terms. Interest income is recognized on the cash basis for loans with a recorded impairment loss (other than restructured loans) and the possibility of future loss considered remote. If the possibility of future loss is not remote, then interest income is not recognized and interest payments are credited to outstanding loan principal. Loan origination fees are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on non-accrual status.

Senior housing mortgage loans are classified as joint venture loans if the company participates in the residual profits from the sale or refinancing of the collateralized property and all of the following exist at the inception of the loan:

     o The borrower does not have a substantial equity investment in the property.

     o The Company does not have recourse to substantial tangible, saleable assets of the borrower other than the underlying collateral of the loan.

     o The facility does not have lease commitments which will provide sufficient cash flow to service normal principal and interest loan amortization.

The Company normally provides all or substantially all of the funding (directly or through loan guarantees) for the acquisition and development of the senior housing facilities which are owned by non-profit entities.

Loans in process are amounts advanced or expended on behalf of borrowers prior to completion of the loan documentation. Generally, interest is not accrued on these amounts until the loan documentation is complete and the borrower acknowledges the debt and associated interest. Substantially all of these expenditures are converted to loans within one year or less.

Unamortized  debt issue costs include the costs and commissions  associated with
issuing   investor   certificates.   These  costs  are  being   amortized  on  a
straight-line basis over the term of the debt, principally 5 years.

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, restructured loans with interest rate reductions, economic conditions, and other risks inherent in the portfolio. Allowances for specific impaired loans are generally determined based on collateral values or the present value of estimated cash flows. A loan is considered impaired if more than six months interest is past due. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

Bond holdings consist of tax-free local government securities and church bonds. The Company accounts for these investments using SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and classifies the bonds as "available for sale" securities. The bonds are recorded at cost and adjusted for unrealized holding gains and losses. Temporary unrealized holding gains and losses are reported, net of deferred taxes, as a separate component of shareholder's equity until realized. If an unrealized holding loss is judged to be other than temporary, the cost basis of the security is written down to fair value and included in earnings.

Property and equipment are valued at cost when purchased. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which are generally three to five years for furnishings and equipment, and 40 years for the Company's owned offices.

Interest on Investor Certificates is accrued from the date of issuance. Certificate holders choose, at the time of purchase, to have interest paid semi-annually or upon redemption. Investors holding five year certificates in multiples of $10,000 may receive interest monthly. Unpaid interest is compounded semi-annually. Interest on Mortgage Participation Agreements is accrued from the date of issuance and is paid monthly.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to the difference between the methods of accounting for depreciation, amortization, start-up costs and installment sales for financial and tax-reporting purposes. The deferred taxes represent the estimated future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Accelerated depreciation methods and shorter asset lives are used for tax reporting, and straight-line depreciation is used for financial statement reporting. The Company calculates deferred taxes under the provisions of SFAS No. 109 which provides for deferred tax assets and liabilities to be carried on the balance sheet at current tax rates.

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

SFAS No. 147, Acquisition of Certain Financial Institutions, effective for transactions after October 1, 2002. The Statement removed acquisitions of financial institutions from the scope of Statement No. 72, "Accounting of Certain Acquisitions of Banking or Thrift Institutions," which permitted the recognition and subsequent amortization of any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. For a transaction that is a business combination, the Statement requires that the unidentifiable intangible asset acquired be recognized as goodwill and accounted for under Statement No. 142. The Statement also amended Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term borrower-relationship intangible assets of financial institutions such as depositor-and- borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires of other long-lived assets that are held and used.

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

NOTE 2 - ACCOUNTING ENTITY CHANGE

The accompanying Consolidated Financial Statements for September 30, 2002 and the nine month period then ended include the accounts of Cornerstone Ministries Investments, Inc. and Wellstone Financial Group, LLC ("WFG"). The comparative statements for September 30, 2002 and the three and nine month periods then ended have been restated to include WFG as a wholly owned subsidiary rather than as an equity investment in an unconsolidated LLC. The effect of this change in reporting entity is to reduce net income by $101,154 (net of taxes) or $(.19) per share for the nine months ended September 30, 2002.

NOTE 3 - FIXED ASSETS

As of September 30, fixed assets are composed of:           2003        2002
                                                            ----        ----
Office Condominiums                                      $ 792,659    $ 252,922
Office Computers, Furnishings, Software & Equipment        118,141       44,013
Vehicles                                                    37,730       37,730
Capital Lease - phone system                                17,710          -0-
Less: Accumulated Depreciation                             (78,859)     (32,478)
                                                         ---------    ---------
Fixed Assets, net                                        $ 887,381    $ 302,187

Depreciation expense - third quarter                     $  15,704    $  11,844
                       year-to-date                      $  40,079    $  20,306

NOTE 4 - COMMITMENTS AND RELATED PARTY TRANSACTIONS

Leases:

During 2003, the Company entered into a capital lease for a new phone system at the Company's headquarters. The lease was recorded at the asset's fair value and is being amortized over three years using the straight-line method. Interest expense is calculated based on the implied interest rate in the lease. The lease payment, including principal and interest, is $628 per month. Amortization expense was $1,476 and $0 for the three months, and $3,444 and $0 for the nine months ended September 30, 2003 and 2002, respectively. Interest expense was $652 and $0 for the three months, and $1,598 and $0 for the nine months ended September 30, 2003 and 2002, respectively.

Future minimum lease payments as of September 30, 2003:

October, 2003 - September, 2004                                 $  7,531
October, 2004 - September, 2005                                    7,531
October, 2005 - September, 2006                                    3,139
                                                                 -------
                                                                  18,201
Less: interest portion                                            (3,286)
                                                                 -------
Capital lease obligation                                         $14,915

Related Party Transactions:

Effective July 1, 2003, the Company entered into a Personnel Services Agreement with Cornerstone Capital Advisors, Inc. ("CCA") to provide loan management, administration and accounting; investor relations; marketing; administration of computers and management information systems; photo copying and record maintenance; and, record keeping, bookkeeping and accounting after June, 2003. The Company is obligated to pay directly or reimburse actual expenses to be billed bi-weekly by CCA. The base for good performance is expected to be that all bond interest and other obligations are current and the common stock shareholders have received dividends equal to an annual rate of at least 10% on the price paid in a public offering for all the time the shares were outstanding. The factors above that base, and the amount of incentive compensation will relate to the director's judgment on the extent to which CCA's services will have contributed to the results. The maximum that the incentive compensation can be is 10% of the actual expenses billed to CCA for the prior 12 months. The agreement is for renewable one-year terms and it may be terminated by either party upon 60 days' written notice. It is anticipated that after 2003, the Company will not have any employees of its own and accordingly, CCA will be subject to the supervision of the Board of Directors. Two of the Company's directors serve on CCA's Board of Directors. For the three month period ended
September 30, 2003, the Company paid cash of $157,114 to CCA for personnel services, which is included in salaries, payroll taxes and benefits expenses on the accompanying Consolidated Statements of Income & Retained Earnings (Deficit). No amounts are due to CCA by the Company as of September 30, 2003.

During 2003, the Company entered into a service agreement with Cornerstone Direct Public Offerings, LLC ("CDPO") to provide legal and administrative services for the Company's filing of two SB-2 Registration Statements with the Securities and Exchange Commission (see Note 11 for further details on the filings). Two of the Company's directors serve on the Board of Directors of CDPO's majority owner, Cornerstone Group Holdings, LLC. The service fee is $75,000 per filing payable in installments during the filing process. The final 10% is due when the registration is completed. For the three and nine month period ended September 30, 2003, the company paid cash of $135,000 to CDPO which is included in unamortized debt issue costs in the accompanying Consolidated Balance Sheets. An additional $15,000 will be payable to CDPO when the registration statements are completed.

NOTE 5 - LOANS RECEIVABLE

At September 30, 2003 and 2002, the Company had Real Estate Loans on church and other not-for-profit properties as follows:

                                                      2003             2002
                                                      ----             ----
Family housing development loans                  $ 24,033,592     $ 10,235,347
Church mortgage loans
                                                    13,977,012       14,587,361
Senior housing mortgage loans                        9,093,501        5,127,529
                                                  ------------     ------------
Total principal outstanding                         47,104,105       29,950,237
Accrued interest                                       247,600          902,672
Unearned loan fees                                    (457,598)        (285,030)
Allowance for loan losses                                    0                0
                                                  ------------     ------------
Total real estate loans, net                      $ 46,894,107     $ 30,567,879

The loans mature as follows: 2003 - $19,302,347;  2004 - $26,600,317; 2005 - $0;
2006 - $0; 2007 - $0; 2008 &  thereafter  -  $1,201,441.  Loan  maturity  may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

As of September 30, 2003 and 2002, the Company had a significant concentration of credit risk in the following states:
                                                 2003                  2002
                                                 ----                  ----
Georgia                                      $22,989,858            $14,455,844
Florida                                      $ 9,325,140            $ 4,699,779

As of September 30, 2003, two loans, with a total carrying amount of $627,875 were considered impaired due to non payment of interest. No allowance for impairment loss has been recorded because the carrying amount of the loans are less than or equal to the present value of expected future cash flows or the fair value of the related collateral on the loans. No loans were considered impaired as of September 30, 2002. The weighted average investment in impaired loans for the nine month periods ended September 30, 2003 and 2002 was $632,274 and $0, respectively. Interest income recognized on impaired loans was $5,539 and $0 for the three months, and $15,203 and $0 for the nine months ending September 30, 2003 and 2002, respectively.

Certain of the Company's mortgage loans on senior housing facilities are classified as joint venture loans, as follows:

Location                                              2003             2002
--------                                              ----             ----
McKinney, TX                                      $  3,033,191     $  2,312,982
Largo, FL                                                    0        2,795,454
St. Petersburg, FL                                   3,609,620        3,492,469
Lewisville, TX                                      10,091,529        8,473,618
Garland, TX                                          5,471,827                0
Chattanooga, TN                                      3,448,256                0
San Antonio, TX                                      8,314,718                0
                                                  ------------     ------------
Total principal outstanding                         33,969,141       17,074,523
Accrued interest                                       254,483           63,182
Unearned loan fees                                  (1,761,870)        (642,500)
Allowance for loan losses                                    0                0
                                                  ------------     ------------
Total joint venture loans, net                    $ 32,461,754     $ 16,495,205

The  loans  mature as  follows:  2003 -  $8,858,447;  2004 -  $25,110,694.  Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

All loans accrue interest at 10% per year with `interest only' payments due monthly. The original loan terms are for one year with two, one year extensions at the Company's option. The Company receives a 10% loan origination fee which is included in the loan principal balance. The Company receives 30% of the net profit from the sale or refinancing of the collateralized properties.

In September, 2003, the Company recognized a $1,220,277 mortgage participation gain from the sale of a senior housing facility in Largo, FL in which the Company held a joint venture mortgage loan.

No joint venture loans were considered impaired as of September 30, 2003 and 2002.

In 2003, the Company began selling Mortgage Participation ("MP") Agreements. The agreements are collateralized by specific senior housing joint venture loans owned by the Company and entitle the investor to a proportionate share of interest earned on the collateral. Refer to Note 12 for additional details.

Summarized financial information for loans which are greater than 10% of the Company's total assets:

Lewisville, TX senior housing facility-

Balance sheet (as of                       Income statement (for the nine months
September 30, 2003):                       ended September 30, 2003):

  Current assets           $    62,785          Total revenues   $2,138,632
  Fixed and other assets   $ 9,751,514          Net loss         $ (300,056)
  Current liabilities      $   176,389
  Non-current liabilities  $10,091,529

NOTE 6 -GOODWILL

The Company uses SFAS 142, "Goodwill and Other Intangible Assets". Goodwill associated with the Company's acquisition of Presbyterian Investor's Fund, Inc. ("PIF") is carried at $450,997 and is not subject to further amortization. Goodwill is tested for impairment at the end of each calendar year using a present value of expected future cash flows analysis to determine the fair value of Goodwill. As of December 31, 2002, Goodwill's fair value exceeded its carrying cost; therefore, no provision for impairment loss has been recorded as of September 30, 2003 and 2002. No additional goodwill was acquired or sold in 2003 and 2002.

NOTE 7 - UNAMORTIZED DEBT ISSUE COSTS

Unamortized debt issue costs consist of costs incurred to register the Company's debt securities and commissions paid or accrued on the sale of debt securities. The costs are amortized on a straight-line basis over the period the securities are outstanding, generally five years.

At September 30, Unamortized debt issue costs consist of:     2003        2002
                                                              ----        ----
Costs incurred to register the Company's debt securities  $  545,171  $ 427,697
Commissions paid on the sale of debt securities            2,188,522    788,936
Less: Accumulated Amortization, generally over 5 years      (880,223)  (405,269)
                                                          ----------  ---------
                                                          $1,853,470  $ 811,364

Amortization expense was $135,535 and $65,803 for the three months, and $338,859 and $209,096 for the nine months ended September 30, 2003 and 2002, respectively, and is included in marketing expenses in the accompanying Consolidated Statements of Income. Estimated amortization expense for the next five years:

Oct. 1, 2003 through Sept. 30, 2004 - $581,972
Oct. 1, 2004 through Sept. 30, 2005 - $444,213
Oct. 1, 2005 through Sept. 30, 2006 - $384,911
Oct. 1, 2006 through Sept. 30, 2007 - $334,267
Oct. 1, 2007 through Sept. 30, 2008 - $108,107

NOTE 8 - BOND HOLDINGS

Bond holdings at September 30:                               2003         2002
                                                             ----         ----
St. Lucie Co., FL Subordinated Revenue Bonds
              Maturity  7/1/2036                          $ 2,325,000  $ 2,325,000
              Maturity 10/1/2036                            2,700,000    2,700,000
Undivided 50% interest sold to investor                    (2,512,500)  (2,512,500)
                                                          ----------   -----------
Net investment in St. Lucie Co., FL Bonds                   2,512,500    2,512,500
Largo, FL Subordinated Revenue Bonds - matures 10/1/2033    2,500,000            0
Local Church Bonds, maturing 2003                                   0       58,750
                                                           ----------  -----------
Cost basis of bond holdings                               $ 5,012,500  $ 2,571,250
Unrealized holding gains (losses)                                   0            0
                                                          ----------   ----------
Book value and fair value of bond holdings                $ 5,012,500  $ 2,571,250
Accrued Interest Receivable                                   184,833      299,188

                                                          -----------  -----------
                           Totals                         $ 5,197,333  $ 2,870,438

The bonds are not traded on an exchange; however, management estimates, based on discounted expected cash flows, that the fair value of the individual securities approximated their original cost. Accordingly, no unrealized holding gains (losses) have been recorded.

Proceeds from the sale or maturity of bonds were $58,750 and $2,601,250 for the nine months ending September 30, 2003 and 2002, respectively. No realized gains or losses were recognized in 2003 and 2002. The Company uses the specific identification method to determine realized gains and losses.

In 2002, the Company transferred all of its bond holdings, with a cost of $5,110,500, from "held to maturity" to "available for sale" securities. No realized or unrealized holding gains or losses were recognized as, when transferred, the cost of the bonds approximated their fair value. An opportunity to utilize a major investor's funds resulted in the sale of an undivided 50% interest in the St. Lucie County, Florida bonds for $2,512,500. The Company reinvested the funds from the sale in a joint venture loan, which management believes will provide greater long-term returns than the bonds.

Tax-free interest income was $60,334 and $116,125 for the three months ended, and $175,372 and $349,179 for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 9 - INCOME TAXES

The net deferred tax (liability) asset in the accompanying balance sheet includes the following components:

                                                           2003          2002
                                                           ----         -----
Net deferred tax assets                                 $  69,219     $ 358,417
Net deferred tax liabilities                             (361,764)     (130,757)
Valuation allowance                                             0             0
                                                        ---------     ---------
Net deferred tax (liability) asset                      $(292,545)    $ 227,660

The deferred tax liabilities result from the use of accelerated depreciation methods for property and equipment and from sales using the installment method for tax accounting. The deferred tax asset results from tax versus financial reporting differences in the amortization of debt issue and start-up costs. The Company estimates that future taxable income will be sufficient to realize the net deferred tax asset; therefore, no valuation allowance was provided for as of September30, 2003 or 2002. During 2003, the Company's request with the Department of the Treasury to change its accounting method for loan fees to approximate its book treatment under SFAS Nos. 65 and 91was approved. As a result of this change, the Company amended its 2000 and 2001 federal and state income tax returns. The $286,953 in refunds requested is classified as refundable income taxes in the accompanying Consolidated Balance Sheets. In addition, the Company has a federal net operating loss carry forward of $481,154 and a Georgia net operating loss carry forward of $82,025. These net operating losses are generally available to offset future taxable income through December 31, 2017.

Components of income tax expense (benefit) for the period ended September 30:

                            Current Quarter             Year-to-Date
                           2003          2002         2003        2002
                           ----          ----         ----        ----
Current:  Federal       $($310,296)  $($102,811)   $(274,206)   $(102,811)
            State          (30,863)       1,651      (24,494)       1,651
Deferred: Federal          738,428      205,467      513,850       44,122
            State           92,560       18,204       52,928        4,848
                         ---------    ---------    ---------    ---------
                         $ 489,829    $ 122,511    $ 268,078    $ (52,190)

Reconciliation of the Company's income tax expense (benefit) rate to statutory federal rates:

                                                    2003          2002
                                                    ----          ----
Statutory federal rate                             35.0%          35.0%
Effect of graduated federal tax rates              (1.0%)         (1.0%)
State taxes, net of federal benefit                 3.7%           3.7%
Effect of non-taxable bond interest income         (6.4%)        (68.5%)
Other, net                                         (2.4%            .5%
                                                   -----         ------
Effective tax expense (benefit) rate               28.9%         (30.3%)

The effect of non-taxable bond interest income decreased due to a decrease in non-taxable interest income (see Note 8) and an increase in the Company's pre-tax income.

NOTE 10 - CASH CONCENTRATION

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. At September 30, 2003, the Company had cash in excess of insured limits totaling $5,110,747.

NOTE 11-INVESTOR CERTIFICATES

The Company has three types of investor certificates outstanding:

Access certificates have no stated maturity and are due on demand. The minimum investment amount is $100. The interest rate is determined by the board of directors on a quarterly basis. The directors may change the rate between quarters if market conditions warrant such a change. The current interest rate is 5%.

Graduated certificates can be redeemed yearly and have a five year maximum maturity. The minimum investment amount is $500. The interest rate is graduated based on the length of time that the certificate remains outstanding. Currently, the rate starts at 7% and is increased .5% for each year the certificate is outstanding with a 9% maximum rate.

Five year certificates have a five year term and a $500 minimum investment. The interest rate is 9%.

The certificates are not collateralized and no sinking fund for paying the certificates at maturity is required. All of the certificates have been registered with the Securities and Exchange Commission under the Securities Act of 1933. Listed below are the certificates outstanding as of September 30, 2003 by interest rate and date of maturity:

5.0%            $ 2,539,071            2003 and on demand      $ 4,376,508
7.0%              4,422,368            2004                      5,671,876
7.5%              3,196,519            2005                      4,862,921
8.0%                218,379            2006                     10,815,667
9.0%             69,337,761            2007/Beyond              53,987,126
                                                               -----------
                                       Total principal         $79,714,098

As of September 30, 2003 and 2002, accrued interest payable was $4,407,961 and $2,109,038, respectively.

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

On April 29, 2003 the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $40,000,000 of its Certificates of Indebtedness along with $11,375,000 of its Common Stock.

NOTE 12-MORTGAGE PARTICIPATION AGREEMENTS

In 2003, the Company began selling Mortgage Participation ("MP") Agreements. These MP Agreements have not been registered and therefore, are only available to accredited investors with a $100,000 minimum investment. The agreements are collateralized by specific senior housing joint venture loans owned by the Company and entitle the investor to a proportionate share of the interest earned on the collateral. Interest is paid monthly to the MP investors after the Company receives interest payments on the related collateralized loans. The agreements have no maturity date. Principal payments are made when the Company receives principal payments on the collateralized loans. Losses that the Company may incur on the collateralized loans are shared pro-rata with the MP Agreement holders. The Company has the right, but not the obligation, to redeem the MP agreements at any time. Interest expense related to MP Agreements was $134,688 for the three months ended and $161,748 for the nine months ended September 30, 2003. The loans which collateralize MP Agreements earn 10% annual interest and 'interest only' payments are due monthly. MP Agreement principal and interest outstanding and related collateral as of September 30, 2003:

Collateral Description                                             MP Amount Outstanding
-----------------------                                            ---------------------
Loan to Senior Housing Services; senior housing facility,
  Lewisville, TX; matures 10/1/04 with a 1 year extension
  at the Company's option                                                  $3,690,000
Loan to Senior Housing Services; senior housing facility,
  Garland, TX; matures 12/1/03 with two, 1 year extensions
  at the Company's option                                                   1,990,500
Loan to Senior Housing Alternatives; senior housing facility,
  Chattanooga, TN; matures 6/30/04 with two, 1 year extensions
  at the Company's option                                                     783,617
                                                                           ----------
Total principal                                                             6,464,117
Accrued interest payable                                                       48,080
                                                                           ----------
                                                                           $6,512,197

NOTE 13-LOAN GUARANTEES

At September 30, 2003 the Company was guarantor for a potential total of $31,689,000 of loans secured by retirement facilities owned by not-for-profit entities. Certain joint venture and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require a Company guarantee as a condition of the extension of the loan by the financial institution. The guarantee is solely limited to amounts drawn under credit facilities and only covers outstanding principal and accrued interest and terminates upon maturity and principal repayment. At September 30, 2003, actual amounts drawn and therefore guaranteed to a commercial bank totaled $26,859,176. The guaranteed loans will mature between May 31 and November 18, 2004. Only upon an uncured payment default and upon demand by the financial institution would the Company be required to perform under its guarantee obligations. The Company's recourse would be limited to repossession of the underlying collateral and subsequent resale of the facilities. As of September 30, 2003, all loans which had a guarantee were current and accordingly no loan guarantee obligation has been recognized in the financial statements.

NOTE 14 - PROFIT SHARING PLAN

During 2001, the Company established a Profit Sharing Plan for its employees. The Plan allows for entry into the plan after one year of service, and immediate vesting of contributed amounts. All contributions are to be made at the discretion of the Company after approval by the board of directors. For the nine months ended September 30, 2003 the Company has not elected to contribute.

NOTE 15 - BUILDING MORTGAGE

In connection with the acquisition of office space, the Company obtained a mortgage and pledged the real estate as collateral. The mortgage requires monthly payments of principle and interest totaling $2,068 including principal reductions and interest at 8.5%. The loan matures March 1, 2006 at which time a balloon payment of $158,637 will be required. Estimated principle reductions are- 2003- $1,498; 2004- $9,791; 2005- $10,658; 2006- $160,503.

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

During 2001, as part of the Company's formation and initial capitalization of Wellstone Financial Group, LLC ("WFG"), shares with a value of $500,000 were issued to WFG in return for a 100% ownership interest in WFG. Since WFG is included in these consolidated financial statements, the shares have been eliminated in consolidation. If the shares were converted at the balance sheet date herein, an additional 76,923 shares of Common Stock could be issued, however those shares would be eliminated in consolidation.

Subsequent to September 30, 2003, the Company's Board of Directors approved an agreement to redeem all of the outstanding Series A Convertible Preferred Stock from WFG in exchange for the Company's ownership interest in WFG. The fair value of the Preferred Stock and the Company's ownership interest in WFG are both estimated at $500,000; therefore, no cash will be exchanged. After the plan is consummated, WFG will no longer be included in the Company's consolidated financial statements. This transaction will not have a material affect on the Company's financial position.

NOTE 17 - EARNINGS PER SHARE

Basic earnings per share have been calculated as follows:         Current Quarter         Year-to-Date
                                                                  ---------------         ------------
2002                     Net Income                                  $284,466               $223,975
----                     Average Common Shares Outstanding            529,943                529,499
                         Earnings per Common Share                      $0.54                  $0.42
2003                     Net Income                                  $923,905               $658,725
----                     Average Common Shares Outstanding            520,260                522,240
                         Earnings per Common Share                      $1.78                  $1.26

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

NOTE 18 - MAJOR CUSTOMERS

The Company received more than 10% of its total revenue for the three and nine months ended September 30, 2003 from the following customers:

                                    Current Quarter        Year-to-Date
                                     Amount      %         Amount         %        Description of Revenue Received
                                     ------     ---        ------        ---       -------------------------------
Senior housing facility owner     $2,558,812   63.7%     $4,198,007     51.8%      Interest, fees and mortgage participation
                                                                                     gains - joint venture sr. housing loans
Non-profit community developer       491,667   12.2%      1,431,698     17.7%      Interest and fees from family housing
                                  ----------   -----     ----------     -----        and development loans
                                  $3,050,479   75.9%     $5,629,705     69.5%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Periods Ending September 30, 2002 and September 30, 2003

General. Assets increased from $61,081,886 at September 30, 2002 to $94,939,591 at September 30, 2003 for a net increase of $33,857,705 or 55%. This increase was as a result of the sale of investment certificates and the subsequent origination of new loans. Total revenue increased for the nine months ended September 30 by $3,779,850 or 87% from $4,320,835 in 2002 to $8,100,685 in 2003.
Net income for the nine months ended September 30, 2003 was $658,725 compared to $223,975 for the same period ended September 30, 2002.

Total investment in loans outstanding on September 30, 2003 was $79,355,861 compared to $47,063,084 as of September 30, 2002 for an increase of $32,292,777 or 69%. This increase was a result of sales of investment certificates and the subsequent origination or refinancing of loans, as follows: new loan originations - $24,749,238; refinances on existing loans, net of principal payments received - $7,543,539. All other assets, composed primarily of cash, bond investments, fixed assets and unamortized debt issue costs were $15,583,730 as of September 30, 2003. Principal and interest payable on Investor Certificates and Mortgage Participation ("MP") Agreements increased $32,779,805 or 57% from $57,854,451 as of September 30, 2002 to $90,634,256 as of September 30, 2003. The Company has filed a registration statement with the Securities and Exchange Commission to sell up to $40,000,000 in additional Investor Certificates and $11,375,000 in Common Stock, which if approved, should continue the substantial increase in outstanding certificates and the subsequent investment in new loans.

Loan interest and fees earned. Interest income and fees earned increased by $3,086,087 or 87% from $3,533,707 for the nine months ended September 30, 2002 to $6,619,794 for the same period ended September 30, 2003. The increase was due to the following:

Increase in average outstanding loan principal                $2,739,998
($74,001,979 in 2003 and $35,399,582 in 2002)

Decrease in weighted average interest rate                       (92,887)
(9.49% in 2003 and 9.84% in 2002)

Increase in loan fees recognized                                 438,976
                                                              ----------

                                                              $3,086,087

The increase in average outstanding loan principal is due to the addition of 15 new loans with average outstanding principal of $29,569,432 and the refinancing of existing loans with average outstanding principal of $9,032,960.

Real estate and other income. For the nine months ended September 30, real estate and other income increased $693,763 or 88% from $787,128 in 2002 to $1,480,891 in 2003. The increase is due to the following:

Investment income                                   $(169,606)
Real estate and loan participation income             870,227
Office condominium rental and other income             (6,858)
                                                    ---------
                                                    $ 693,763

The Company's investment income is from the purchase of bonds used as permanent financing for projects the Company funded during their development and initial operations. The decrease in investment income is due to the September 30, 2002 sale of an undivided 50% interest in the Company's St. Lucie Co., FL bonds for $2,512,500. In September, 2003, the Company purchased $2,500,000 in bonds, which will cause future investment income to increase substantially compared to its current level.

Real estate and loan participation income increased due to a loan participation gain (realized in September, 2003) from the sale of a senior housing facility in Largo, FL in which the Company held a participating mortgage loan.

The Company currently owns two office condominiums, one that was acquired during the first six months of 2003 and is utilized as corporate offices and the other is leased to a third party. Office condominium rental income for the first nine months of 2003 and 2002 was $21,435 and $19,035, respectively. Other income decreased $9,258 in 2003 versus 2002.

Investor interest expense. Investor interest expense increased $2,464,604 or 87% from $2,820,427 to $5,285,031 for the nine months ended September 30, 2002 and 2003, respectively. The increase is due to the following:

Increase in average outstanding loan principal, including         $2,314,746
interest payable subject to compounding
($78,358,925 in 2003 and $42,949,231 in 2002)

Decrease in weighted average interest cost                           (11,890)
(8.74% in 2003 and 8.78% in 2002)

Increase in average outstanding Mortgage Participation               161,748
                                                                  ----------
Agreement principal
($2,162,565 in 2003 and $0 in 2002)
                                                                  $2,464,604

Marketing expenses. Total expenses for the marketing of investor certificates during the first nine months of 2003 were $448,595 versus $342,617 in 2002. The increase is due to an increase in debt issue cost amortization of $129,763, an increase in compliance and registration costs of $11,496, a decrease in legal fees of $18,000, and a decrease in other marketing costs of $5,785. Debt issue cost amortization expense increased due to investor certificates and mortgage participations sold since September 30, 2002. Marketing expenses will continue to increase as new investor certificates are sold.

Selling commissions paid to brokers for selling investor certificates and costs incurred to register investor certificates are paid in cash and charged as an expense over the term of the related certificates. The unamortized balance is classified as an asset on the Balance Sheet as "Unamortized debt issue costs". The balance was $1,853,470 and $811,364 as of September 30, 2003 and 2002, respectively. Debt issue cost amortization expense was $338,859 and $209,096 for the nine months ended September 30, 2003 and 2002, respectively.

Operating and personnel expenses. Personnel expenses (salaries, payroll taxes, and benefits) were $696,719 for the nine months ended September 30, 2003, which was $184,778 or 36% over the $511,941 in expense for the same period ended September 30, 2002. This increase is due to additional employees hired to handle the Company's growth. As a percentage of total revenues, personnel expenses were 8.6% and 11.8% for the nine months ending September 30, 2003 and 2002, respectively. Starting in July 2003, the Company contracted with Cornerstone Capital Advisors ("CCA") to provide all personnel services. The Company will reimburse CCA for its expenses (estimated at $750,000 over the next 12 months), which are expected to be similar to the expenses incurred by the Company had it continued its personnel support under previous arrangements. There is no fee schedule but the Company may elect to pay fees for good performance, which if paid, would be no more than 10% of the reimbursed expenses for the previous 12 months. The Company has paid $157,114 to CCA during 2003, which is included in the personnel expense amount listed above.

Operating expenses increased $269,472 or 57% from $474,065 to $743,537 for the nine months ended September 30, 2002 and 2003, respectively. The increase is due to an increase in occupancy costs and recruiting fees related to the increase in the number of employees and legal, trust service/paying agent fees, and consulting expenses which increased as a result of the Company's growth in operations. Overall, operating expenses decreased from 11.0% of total revenues for the nine months ended September 30, 2002 to 9.2% of total revenues for the nine months ended September 30, 2003.

Income tax provision (benefit). The income tax provision for the nine months ended September 30, 2003 was $268,078, compared to a benefit of $52,190 for the same period ended September 30, 2002. The effective tax rate for 2003 was 28.9% compared to tax benefit rate 30.3% for the same period in 2002. This change resulted from an increase in the Company's pre-tax income and a decrease in tax-exempt bond interest income. A reconciliation of the Company's effective tax provision (benefit) rate to the federal statutory rate is included in the attached "Notes to Consolidated Financial Statements" (Note 9).

Dividends. Dividends declared on June 30, 2003 and 2002 were $169,085 and $172,232, respectively and were paid during the subsequent quarters ended September 30, 2003 and 2002. The Company does not intend to declare future dividends that will create negative retained earnings.

Liquidity and Capital Resources

Cash flows from operations. Net cash provided by the Company's operations for the nine months ended September 30, 2003 was $217,365, which compares to $1,780,732 in net cash used by operations for the same period ended September 30, 2002 for an increase in net cash provided by operations of $1,998,097. This difference was driven by increases in net income, depreciation and amortization expense, deferred taxes, and investor and mortgage participation interest payable, partially offset by changes in loans in process, accrued loan interest and deferred loan fees, and unamortized debt issue costs.

During 2003 and 2002, accrued loan interest decreased net cash from operations by $1,023,478 and $649,223, respectively, due to the capitalization of loan interest on the following types of loans: (1) development loans that are in the pre-construction phase of the project; (2) senior housing facility loans. Most of the senior housing facilities are in need of renovation when purchased by the respective borrowers. The Company develops a loan budget when the loan is originated which includes the original purchase price, capital improvements and short-term working capital needs (which includes interest capitalization). As part of the Company's regular loan management process, current loan balances are compared to the original budgets and the renovation progress and facility's operating results are analyzed to ensure the loan is properly valued. No loans were over their respective loan budgets as of September 30, 2003 and 2002. The Company will receive the capitalized interest when the facilities are sold or re-financed to an outside lender; normally from two to three years after the loans are originated.

Cash flows from investing activities. The Company used $16,703,354 in cash from investing activities which is an increase of $3,119,943 from $13,583,411 for the same period ended September 30, 2002. The increase was due to the following:

Increase in real estate and joint venture loans made     $ 6,861,428
Increase in real estate and joint venture loan
   principal payments received                            (9,312,858)
Increase in bonds purchased                                2,500,000
Decrease in bonds redeemed or sold                         2,542,500
Increase in fixed asset and real estate purchases            528,873
                                                         -----------
                                                         $ 3,119,943

The increase in loan principal payments received in 2003 was due to the pay-off of the Largo, FL senior housing loan and large pay-downs on senior housing loans in Palm Bay, FL and St. Petersburg, FL.

 The Company currently has commitments and applications sufficient to invest its excess cash on hand.

During 2003, the Company purchased an office condominium for $532,040 to house its corporate offices and to provide additional office space for future growth.

Cash from financing activities. During the first nine months of 2003, the Company raised $20,969,088 from the sale of new Investor Certificates and MP Agreements, net of redemptions on existing certificates. This represents a decrease of $171,370 from net certificate sales of $21,140,458 for the same period ended September 30, 2002. The percentage of Investor Certificates and MP Agreements redeemed for cash compared to Investor Certificates and MP Agreements sold for the nine months ended September 30, 2003 and 2002 was 14.1% and 9.4%, respectively. Historically, over 80% of Investor Certificate maturities are re-issued as new certificates; however, until the new registration statement with the Securities and Exchange Commission is approved and we have new certificates to issue, all maturities will be paid in cash, which has increased the percentage for 2003.

Item 3. Controls and Procedures

The principal executive officer and the principal financial officer of the small business issuer, Cornerstone Ministries Investments, Inc., have, as of September 30, 2003, evaluated the small business issuer's disclosure controls and procedures, as defined by Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based on their evaluation, they have concluded that those disclosure controls and procedures are designed and implemented effectively to ensure that information required to be disclosed by the small business issuer in the reports that it files or submits under that Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

Dated: November 11, 2003   Cornerstone Ministries Investments, Inc. (Registrant)

                           By:    S/John T. Ottinger
                                  ------------------
                                  John T. Ottinger
                                  Vice President and Chief Financial Officer