Form 10QSB/A
period 2003-03-31
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2003-11-13
CIK 1035270

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  Form 10-QSB/A

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

                    Cornerstone Ministries Investments, Inc.

                                      Index

                                                                                  Page

Form 10-QSB/A Title Page                                                            1

Index                                                                               2

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Accountant's Review Report                                         F-1

                 Consolidated Balance Sheets as of March 31, 2002 and 2003          F-2

                 Consolidated Statements of Income and Retained Earnings (Deficit)
                 for the three months ended March 31, 2002 and 2003                 F-3

                 Consolidated Statements of Changes in Shareholder's Equity
                 for the three months ended March 31, 2002 and 2003                 F-4

                 Consolidated Statements of Cash Flows for the three
                 months ended March 31, 2002 and 2003                               F-5

                 Notes to Consolidated Financial Statements                         F-6

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

                           ROBERT N. CLEMONS, CPA, PA
                                   PO BOX 1670
                           DELAND, FLORIDA 32721-1670

To The Board of Directors
Cornerstone Ministries Investments, Inc.

We have reviewed the accompanying balance sheets of Cornerstone Ministries Investments, Inc. as of March 31, 2003 & 2002 and the related statements of income, retained earnings, and cash flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Cornerstone Ministries Investments, Inc.

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


/s/ Robert N. Clemons, CPA, PA

DeLand, Florida
May 13, 2003

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2003 and 2002

                                                                     Restated
                                                     3/31/2003       3/31/2002
ASSETS
Cash in banks                                      $  4,159,125    $  3,695,015
Loans in process                                      1,042,325         596,326
Real estate loans, net                               71,655,754      34,226,079
Bond holdings, net                                    2,629,250       5,287,592
Fixed assets, net                                       877,349         285,055
Deferred tax asset, net                                 387,915         250,855
Goodwill                                                450,997         450,997
Unamortized debt issue costs                          1,340,094         599,220
Real estate held for sale                               340,000         333,864
Other assets                                             75,740          10,714
                                                   ------------    ------------

TOTAL ASSETS                                       $ 82,958,549    $ 45,735,717
                                                   ============    ============

LIABILITIES
Investor certificates and accrued interest         $ 79,156,351    $ 42,066,164
Accounts and other payables                             667,849         590,065
Building mortgage                                       186,863         195,359
                                                   ------------    ------------

TOTAL LIABILITIES                                    80,011,063      42,851,588
                                                   ------------    ------------

SHAREHOLDER'S EQUITY
Series A Convertible Preferred Stock, no par
  value; 235,000 shares authorized, no
  shares issued and outstanding                            --              --
Common Stock, $0.01 par value; 10 million shares
  authorized, 531,136 and 528,975 shares issued
  and outstanding                                         5,311           5,290
Paid in capital                                       3,294,889       3,281,139
Retained earnings (deficit)                            (279,465)       (402,300)
Treasury stock                                          (73,249)           --
                                                   ------------    ------------

TOTAL SHAREHOLDER'S EQUITY                            2,947,486       2,884,129
                                                   ------------    ------------

TOTAL LIABILITIES AND
SHAREHOLDER'S EQUITY                               $ 82,958,549    $ 45,735,717
                                                   ============    ============

SEE ACCOMPANYING NOTES                                                       F-2

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME For the three months ended March 31, 2003 and 2002


                                                                      Restated
                                                      3/31/2003      3/31/2002
REVENUES
Loan interest and fees                               $ 1,875,208    $ 1,161,700
Real estate gains and other income                        63,274        134,839
                                                     -----------    -----------

TOTAL REVENUES                                         1,938,482      1,296,539
                                                     -----------    -----------

EXPENSES
Investor interest expense                              1,557,317        843,292
Marketing expenses                                       106,487        106,997
Salaries, payroll taxes, and benefits                    214,501        139,291
Operating expenses                                       314,109        179,528
                                                     -----------    -----------

TOTAL EXPENSES                                         2,192,414      1,269,108
                                                     -----------    -----------

Income (Loss) Before Provision For Income Taxes         (253,932)        27,431

Income Tax (Provision) Benefit                           113,946        (41,015)
                                                     -----------    -----------

NET INCOME (LOSS)                                    $  (139,986)   $   (13,584)
                                                     ===========    ===========

Basic and Diluted Earnings (Loss)
per Common Share                                     $     (0.26)   $     (0.03)

SEE ACCOMPANYING NOTES                                                       F-3

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY For the three months ended March 31, 2003 and 2002

                                                                                               RETAINED
                                               COMMON STOCK:         PAID-IN     PREFERRED     EARNINGS     TREASURY        TOTAL
                                            SHARES      AMOUNT       CAPITAL       STOCK       (DEFICIT)      STOCK        EQUITY

BALANCE, DECEMBER 31, 2001                 528,721    $    5,287    $3,279,491   $     --     $ (388,716)   $     --     $2,896,062
Net income (loss), as restated                                                                   (13,584)                   (13,584)
Common stock issued                            254             3         1,648                                                1,651
                                           -------    ----------    ----------   --------     ----------    ----------   ----------

BALANCE, MARCH 31, 2002, RESTATED          528,975    $    5,290    $3,281,139   $     --     $ (402,300)   $     --     $2,884,129
                                           =======    ==========    ==========   ========     ==========    ==========   ==========
BALANCE, DECEMBER 31, 2002                 530,944    $    5,309    $3,293,641   $     --     $ (139,479)   $     --     $3,159,471
Net income (loss)                                                                               (139,986)                  (139,986)
Common stock issued                            192             2         1,248                                                1,250
Treasury shares acquired                                                                                       (73,249)     (73,249)
                                           -------    ----------    ----------   --------     ----------    ----------   ----------


BALANCE, SEPTEMBER 30, 2003                531,136    $    5,311    $3,294,889   $     --     $ (279,465)   $  (73,249)  $2,947,486
                                           =======    ==========    ==========   ========     ==========    ==========   ==========

SEE ACCOMPANYING NOTES                                                       F-4

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS For the three months ended March 31, 2003 and 2002
                                                                    Restated
                                                     3/31/2003      3/31/2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $   (139,986)   $    (13,584)
Adjustments to reconcile net income to cash
from operations-
Depreciation and amortization                            21,162          36,785
Changes in-
Loans in process                                       (433,305)       (141,742)
Accrued bond interest, net                               14,312         (19,439)
Accrued loan interest and deferred loan fees           (318,873)       (501,927)
Deferred taxes                                         (113,682)         (7,377)
Unamortized debt issue costs                           (347,741)        (72,708)
Investor interest payable                               444,945        (170,308)
Accounts and other payables                             442,729         457,887
Other assets                                            (58,476)         44,746
                                                   ------------    ------------

NET CASH PROVIDED (USED) BY OPERATIONS                 (488,915)       (387,667)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made                               (9,908,231)     (3,368,430)
Real estate loan principal payments received          3,078,398          86,785
Bonds redeemed or sold                                   31,250          38,500
Fixed assets purchased                                 (544,898)           --
Real estate costs capitalized                              --            (2,351)
                                                   ------------    ------------

NET CASH USED BY INVESTING ACTIVITIES                (7,343,481)     (3,245,496)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates sold                           11,290,675       4,925,737
Investor certificates redeemed                         (556,651)       (332,998)
Building mortgage principal payments                     (2,363)         (1,835)
Common stock issued                                       1,250           1,651
Dividends paid                                         (168,640)       (171,834)
Treasury stock acquired                                 (73,249)           --
                                                   ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            10,491,022       4,420,721
                                                   ------------    ------------

Net change in cash                                    2,658,626         787,558
Cash at beginning of period                           1,500,499       2,907,457
                                                   ------------    ------------

CASH AT END OF PERIOD                              $  4,159,125    $  3,695,015
                                                   ============    ============

Supplemental Information-
  Interest paid during the period                  $  1,122,675    $  1,018,072
  Income taxes paid during the period              $       --      $       --
Non-cash transactions-
  Investor certificates matured and re-issued      $    995,206    $  2,916,201
  Loan interest included in principal              $    523,508    $    216,408

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

Loans are stated at unpaid principal balances, less an allowance for loan losses and net of deferred loan fees and unearned discounts. Interest income is recognized monthly as it is earned, in accordance with loan terms. Interest income is recognized on the cash basis for loans with a recorded impairment loss if the possibility of future loss is considered remote. If the possibility of future loss is not remote, then interest income is not recognized and interest payments are credited to the loan principal balance. Loan origination fees are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on non-accrual status.

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

Bond holdings consist of tax-free local government securities and local church bonds. The Company accounts for these investments using SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and classifies the bonds as "available for sale" securities. The bonds are recorded at cost and adjusted for unrealized holding gains and losses. Temporary unrealized holding gains and losses are reported, net of deferred taxes, as a separate component of shareholder's equity until realized. If an unrealized holding loss is judged to be other than temporary, the cost basis of the security is written down to fair value and included in earnings.

Property and equipment are valued at cost when purchased. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which are generally three to five years for furnishings and equipment, and 40 years for the Company's owned offices.

Interest on Investor Certificates is accrued from the date of issuance. Certificate holders choose, at the time of purchase, to have interest paid semi-annually or upon redemption. Investors holding five-year certificates in multiples of $10,000 may receive interest monthly. Unpaid interest is compounded semi-annually.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to the difference between the methods of accounting for depreciation, start-up costs, and loan fees for financial and tax- reporting purposes. The deferred taxes represent the estimated future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Accelerated depreciation methods and shorter asset lives are used for tax reporting, and straight-line depreciation is used for financial statement reporting. The Company calculates deferred taxes under the provisions of SFAS No. 109 which provides for deferred tax assets and liabilities to be carried on the balance sheet at current tax rates.

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

SFAS No. 145, Recision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections, effective for fiscal years beginning after May 15, 2002. The Statement eliminates an inconsistency between the required accounting for sale- leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

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

SFAS No. 148, Accounting for Stock-Based Compensation, effective for fiscal years ending after December 15, 2002. The Statement amends Statement No. 123, "Accounting for Stock- Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has no stock-based compensation.

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

NOTE 2 - CORRECTION OF PREVIOUS FINANCIAL STATEMENTS

The Company has retroactively restated prior period's financial statements for corrections, principally to it's method of recognizing fees associated with mortgage loans. Additionally, the Company corrected its failure to provide certain amortization and miscellaneous expenses. The following table reconciles previously reported amounts with the restated amounts presented in these financial statements: 3 months ended

                                                                03/31/02
                                                             ------------
Interest & fees earned as previously reported                $  1,010,084
Effect of deferral of fees                                        151,616
                                                             ------------
Loan interest & fees earned as restated                      $  1,161,700

Income tax expense as previously reported                    $       (-0-)
Tax effect of corrections                                          41,015
                                                             ------------
Income tax expense as restated                               $     41,015

Loss as previously reported                                  $   (106,909)
Correction of miscellaneous income items, net                     (17,276)
Effect of deferral of fees                                        151,616
Income tax effect                                                 (41,015)
                                                             ------------
Net Income (Loss) as restated                                $    (13,584)

Earnings per share, basic & diluted as previously reported   $      (0.20)
Deferred fees & corrections noted above, net of taxes                0.17
                                                             ------------
Earnings per share, basic & diluted as restated              $      (0.03)

Loans & accrued interest as previously reported              $ 34,943,278
Reclassify bond and other interest receivable                    (126,515)
Deferral of previously recognized fees, cumulative               (590,684)
                                                             ------------
Real estate loans, net as restated                           $ 34,226,079

Deferred taxes as previously reported                        $    (33,941)
Refundable income taxes                                            48,392
Taxes from Wellstone Financial Group consolidation                 16,199
Tax effect of fee deferral, cumulative                            220,205
                                                             ------------
Deferred tax asset as restated                               $    250,855

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

                                                                      03/31/02
                                                                    -----------
Intangible assets, net as previously reported                       $ 1,252,358
Reclassification to Goodwill (gross)                                   (500,955)
Stock offering costs reclassified                                      (152,183)
                                                                    -----------
Unamortized debt issue costs as restated                            $   599,220

Paid in capital as previously reported                              $ 3,433,322
Stock offering costs reclassified                                      (152,183)
                                                                    -----------
Paid in capital, as restated                                        $ 3,281,139


NOTE 3 - FIXED ASSETS

As of March 31, the Company's fixed assets are composed of:

                                                           2003          2002
                                                         ---------    ---------
Office Condominiums                                      $ 792,659    $ 252,922
Office Computers, Furnishings, Software & Equipment         88,570       17,529
Vehicles                                                    37,730       30,351
Less: Accumulated Depreciation                             (41,610)     (15,747)
                                                         ---------    ---------
Fixed Assets, Net                                        $ 877,349    $ 285,055

Depreciation expense                                     $   8,810    $   3,577


NOTE 4 - COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company has no material lease commitments at March 31, 2003. The Company has entered into a Personnel Services Agreement with Cornerstone Capital Advisors, Inc. ("CCA") to provide loan administration, including the application and closing process and loan accounting; investor relations; marketing collateral; administration of computers, computer networks and management information systems; photo copying; and, maintenance of records, record keeping, bookkeeping and accounting after June, 2003. The Company is obligated to pay directly or reimburse actual expenses to be billed bi-weekly by CCA. The base for good performance is expected to be that all bond interest and other obligations are current and the common stock shareholders have received dividends equal to an annual rate of at least 10% on the price paid in a public offering for all the time the shares were outstanding. The factors above that base, and the amount of incentive compensation will relate to the director's judgment on the extent to which CCA's services will have contributed to the results. The agreement is for renewable one- year terms and it may be terminated by either party upon 60 days' written notice. It is anticipated that after 2003, the Company will not have any employees of its own and accordingly, CCA will be subject to the supervision of the Board of Directors. Two of the

Company's directors serve on CCA's Board of Directors. As of March 31, 2003, CCA had not incurred any material expenses to be billed to the Company.

NOTE 5-REAL ESTATE LOANS RECEIVABLE

At March 31, 2003 the Company had Real Estate Loans on church and other not-for-profit properties as follows:

Mortgage Loans                                                     $ 71,595,884
Accrued Interest                                                        573,180
Unearned Loan Fees                                                     (513,310)
                                                                   ------------
Total Real Estate Loans                                            $ 71,655,754

The loans mature as follows:  2003- $46,575,454;  2004-  $23,132,414;  2005- $0;
2006- $19,114; 2007 - $183,391; 2008 and thereafter - $1,685,511.  Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

As of March 31, 2003, one loan, with a carrying amount of $134,458 was considered impaired due to non-payment of interest. No allowance for impairment loss has been recorded because the carrying amount of the loan is less than or equal to the present value of expected future cash flows or the fair value of the related collateral. No loans were considered impaired as of March 31, 2002. The weighted average investment in impaired loans for the period ended March 31, 2003 was $133,044. Interest income recognized on impaired loans was $2,832 and $0 for the three months ended March 31, 2003 and 2002, respectively.

NOTE 6 -GOODWILL

The Company adopted SFAS 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. Goodwill associated with the Company's acquisition of Presbyterian Investor's Fund, Inc. (PIF) is carried at $450,997 and is not subject to further amortization. Goodwill is tested for impairment at the end of each calendar year using a present value of expected future cash flows analysis to determine its fair value. As of December 31, 2002, goodwill's fair value exceeded its carrying cost; therefore, no provision for impairment loss has been recorded as of March 31, 2003 and 2002. No additional goodwill was acquired or sold in 2003 and 2002.

NOTE 7 - UNAMORTIZED DEBT ISSUE COSTS

Unamortized debt issue costs consist of costs incurred to register the Company's debt securities and commissions paid or accrued on the sale of debt securities. The costs are amortized on a straight-line basis over the period the securities are outstanding, generally five years. At March 31, unamortized debt issue costs consist of:

                                                               2003           2002
                                                           -----------    -----------
Costs incurred to register the Company's debt securities   $   431,215    $   362,390
Commissions paid on the sale of debt securities              1,454,079        361,273
Less: Accumulated Amortization, generally over 5 years        (545,200)      (124,443)
                                                           -----------    -----------
                                                           $ 1,340,094    $   599,220


Amortization expense was $93,681 and $64,221 for the three months ended March 31, 2003 and 2002, respectively, and is included in marketing expenses in the accompanying Consolidated Statements of Income (Loss). Estimated amortization expense for the next five years:

April, 2003 through March, 2004 -       $420,765
April, 2004 through March, 2005 -       $321,166
April, 2005 through March, 2006 -       $278,291
April, 2006 through March, 2007 -       $241,675
April, 2007 through March, 2008 -       $ 78,197

NOTE 8 - BOND HOLDINGS

Bond holdings at March 31:

St. Lucie Co., FL Subordinated Revenue Bonds:           2003             2002
                                                    -----------      -----------
Maturity 7/1/2036                                   $ 2,325,000      $ 2,325,000
Maturity 10/1/2036                                    2,700,000        2,700,000
Undivided 50% interest sold to  investor             (2,512,500)             -0-
Local Church Bonds, maturing 2003                       116,750          262,592
                                                    -----------      -----------
        Totals                                      $ 2,629,250      $ 5,287,592

The bonds are not traded on an exchange; however, management estimates, based on discounted expected cash flows, that the fair value of the individual securities approximated their original cost. Accordingly, no unrealized holding gains (losses) have been recorded.

Proceeds from the sale or maturity of bonds were $31,250 and $38,500 for the three months ended March 31, 2003 and 2002, respectively. No realized gains or losses were recognized in 2003 or 2002. The Company uses the specific identification method to determine realized gains and losses.

In 2002, the Company transferred all of its bond holdings, with a cost of $5,110,500, from "held to maturity" to "available for sale" securities. No realized holding gains or losses were recognized as, when transferred, the cost of the bonds approximated their fair value. An opportunity to utilize a major investor's funds resulted in the sale of an undivided 50% interest in the St. Lucie County, Florida bonds for $2,512,500. The Company reinvested the funds from the sale in a real estate loan, which management believes will provide greater long-term returns than the bonds.

Tax-free interest income was $55,982 and $117,434 for the three months ended March 31, 2003 and 2002, respectively.

NOTE 9 - INCOME TAXES

The net deferred tax asset includes the following components:

                                                      2003               2002
                                                    ---------         ---------
Net deferred tax assets                             $ 400,162         $ 224,224
Refundable taxes                                          -0-            48,392
Net deferred tax liabilities                          (12,247)          (21,761)
Valuation allowance                                       -0-               -0-
                                                    ---------         ---------
Net deferred tax asset                              $ 387,915         $ 250,855

The deferred tax asset results from a difference in reporting income from loan fees and represents taxes already paid, reduced by a small amount of tax depreciation in excess of book depreciation. The Company estimates that future taxable income will be sufficient to realize the net deferred tax asset; therefore, no valuation allowance has been provided for as of March 31, 2003 and 2002. The Company has pending with the Department of the Treasury, a request to change its accounting method with respect to loan fees which would approximate the book treatment under SFAS Nos. 65 and 91.

Components of income tax expense (benefit) for the period ended March 31 are:

                             2003          2002
                          ---------      --------
Current:    Federal       $  (8,993)     $    -0-
            State            (1,834)          -0-
Deferred:   Federal         (87,651)       34,863
            State           (15,468)        6,152
                          ---------      --------
                          $(113,946)     $ 41,015

Reconciliation of the Company's income tax rate to statutory federal rates:

                                            2003
                                            ----
Statutory federal rate                      35.0%
Effect of graduated federal rates           (1.0%)
State taxes, net of federal benefit          3.7%
Effect of non-taxable bond interest         (7.5%)
Other, net                                   (.3%)
                                            ----
Effective tax rate                          44.9%

The effective tax rate for the period ending March 31, 2003 is not meaningful because, in lieu of recording a valuation allowance, the Company did not record a tax benefit for the estimated net operating loss for the period.

The effect of non-taxable bond interest income decreased in 2003 as a result of the sale of the undivided 50% interest in the St. Lucie County, Florida bonds in September, 2002.

NOTE 10 - CASH CONCENTRATION

A cash concentration risk arises when the Company has more cash in a financial institution than is covered by insurance. At March 31, 2003, the Company had cash in excess of insured limits totaling $3,465,605.

NOTE 11-INVESTOR CERTIFICATES

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

Listed below are the certificates outstanding as of March 31, 2003 by interest rate and date of maturity-

5.0%    $  2,814,430            2003           $   6,757,563
7.0%       6,045,969            2004                 812,814
7.5%       1,448,558            2005               4,931,264
8.0%       1,240,878            2006              11,274,694
9.0%      64,393,316            2007/Beyond       52,166,816
                                               -------------
                                                  75,943,151

As of March 31, 2003 and 2002, accrued interest payable was $3,213,200 and $2,868,470, respectively.

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

NOTE 12-LOAN GUARANTEES

At March 31, 2003 the Company was guarantor for a potential total of $34,776,000 of loans secured by retirement facilities owned by not-for-profit entities. Certain acquisition and development loans in which the borrower chooses to secure outside financing may require a Company guarantee as a condition of the extension of the loan by the financial institution. The guarantee is solely limited to amounts drawn under the credit facilities and only covers outstanding principal and accrued interest and terminates upon maturity and principal repayment. At March 31, 2003, actual amounts drawn and therefore guaranteed to a commercial bank totaled $23,766,451. The guaranteed loans will mature between May 31 and November 18, 2004. Only upon an uncured payment default and upon demand by the financial institution would the Company be required to perform under its guarantee obligations. The Company's recourse would be limited to repossession of the underlying collateral and subsequent resale of the facilities. As of March 31, 2003, all loans which had a guarantee were current and accordingly no obligation is recognized in the financial statements.

NOTE 13-PROFIT SHARING PLAN

During 2001, the Company established a Profit Sharing Plan for its employees. The Plan allows for entry into the plan after one year of service, and immediate vesting of contributed amounts. All contributions are to be made at the discretion of the Company after approval by the board of directors. For the three months ended March 31, 2003 the Company has not elected to contribute.

NOTE 14 - BUILDING MORTGAGE

In connection with the acquisition of office space, the Company obtained a mortgage and pledged the real estate as collateral. The mortgage requires monthly payments of principle and interest totaling $2,068 including principal reductions and interest at 8.5% per year. The loan matures March 1, 2006 at which time a balloon payment of $158,637 will be required. Estimated principle reductions are-Year 2003 - $8,274; Year 2004 - $9,791; Year 2005 - 10,658; Year
2006 - $160,503.

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

NOTE 16 - EARNINGS PER SHARE

Basic earnings (loss) per share have been calculated as follow-

2002    Net Income (Loss)                             $   (13,584)
----
        Average Common Shares Outstanding                 528,906
        Earnings (Loss) per Common Share                   ($0.03)
2003    Net Income (Loss)                               ($139,986)
----
        Average Common Shares Outstanding                 531,040
        Earnings (Loss) per Common Share                   ($0.26)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Periods Ending March 31, 2002 and March 31, 2003

General. Assets increased from $45,735,717 at March 31, 2002 to $82,958,549 at March 31, 2003 for a net increase of $37,222,832 or 81%. This increase was as a result of the sale of investment certificates and the subsequent origination of new loans. Total revenue increased for the three months ended March 31 by $641,943 or 50% from $1,296,539 in 2002 to $1,938,482 in 2003. The net loss for the three months ended March 31, 2003 was $139,936 compared to a net loss of $13,584 for the same period ended March 31, 2002.

Total investment in loans outstanding on March 31, 2003 was $71,655,754 compared to $34,226,079 as of March 31, 2002 for an increase of $37,429,675 or 109%. This increase was a result of sales of investment certificates and the subsequent origination or refinancing of loans, as follows: new loan originations - $18,414,646; refinances on existing loans, net of principal payments received - $19,015,029. All other assets, composed primarily of cash, bond investments, fixed assets and unamortized debt issue costs were $11,302,795 as of March 31, 2003. Principal and interest payable on Investor Certificates increased $37,090,187 or 88% from $42,066,164 as of March 31, 2002 to $79,156,351 as of
March 31, 2003. The Company has filed a registration statement with the Securities and Exchange Commission to sell up to $40,000,000 in additional Investor Certificates and $11,375,000 in Common Stock, which if approved, should continue the substantial increase in outstanding certificates and the subsequent investment in new loans.

Loan interest and fees earned. Interest income and fees earned increased by $713,508 or 61% from $1,161,700 for the three months ended March 31, 2002 to $1,875,208 for the same period ended March 31, 2003. The increase was due to the following:

Increase in average outstanding loan principal                  $843,406
($68,038,006 in 2003 and $31,765,660 in 2002)

Decrease in weighted average interest rate                       (46,861)
(9.43% in 2003 and 10.13% in 2002)

Decrease in loan fees recognized                                 (83,037)
                                                                --------
                                                                $713,508

The increase in average outstanding loan principal is due to the addition of 8 new loans with average outstanding principal of $17,845,633 and the refinancing of existing loans with average outstanding principal of $18,426,713.

Real estate and other income. For the three months ended March 31, real estate and other income decreased $71,565 from $134,839 in 2002 to $63,274 in 2003. The decrease was due to the September 30, 2002 sale of an undivided 50% interest in the Company's St. Lucie County, FL bonds for $2,512,500, which subsequently decreased investment income. Other income also includes office condominium rental income of $7,836 and $6,335 for the three months ended March 31, 2003 and 2002, respectively.

Investor interest expense. Investor interest expense increased $714,025 or 85% from $843,292 to $1,557,317 for the three months ended March 31, 2002 and 2003, respectively. The increase is due to the following:

Increase in average outstanding loan principal, including
interest payable subject to compounding
($72,050,983 in 2003 and $38,471,034 in 2002)                       $726,155

Decrease in weighted average interest cost
(8.77% in 2003 and 8.89% in 2002)                                    (12,130)
                                                                    --------
                                                                    $714,025

Marketing expenses. Due to the continuing backlog of projects, the Company continues to commit substantial resources for marketing its investor certificates. Total expenses for the marketing of investor certificates during the first three months of 2003 were $106,487 versus $106,997 in 2002. Marketing expenses will increase in the future as new investor certificates are sold.

Selling commissions paid to brokers for selling investor certificates and costs incurred to register investor certificates are paid in cash and charged as an expense over the term of the related certificates. The unamortized balance is classified as an asset on the Balance Sheet as "Unamortized debt issue costs". The balance was $1,340,094 and $599,220 as of March 31, 2003 and 2002,
respectively. Debt issue cost amortization expense was $93,681 and $64,221 for the three months ended March 31, 2003 and 2002, respectively.

Operating and personnel expenses. Personnel expenses (salaries, payroll taxes, and benefits) were $214,501 for the three months ended March 31, 2003, which was $75,210 or 54% over the $139,291 in expense for the same period ended March 31, 2002. This increase is due to additional employees hired to handle the Company's growth. As a percentage of total revenues, personnel expenses were 11.1% and 10.7% for the three months ended March 31, 2003 and 2002, respectively. Starting in July 2003, the Company has contracted with Cornerstone Capital Advisors ("CCA") to provide all personnel services. The Company will reimburse CCA for its expenses (estimated at $750,000 over the next 12 months), which are expected to be similar to the expenses incurred by the Company had it continued its personnel support under previous arrangements. There is no fee schedule but the Company may elect to pay fees for good performance, which if paid, would be no more than 10% of the reimbursed expenses for the previous 12 months. As of March 31, 2003, CCA had not incurred any material expenses to be billed to the Company.

Operating expenses increased $134,581 or 75% from $179,528 to $314,409 for the three months ended March 31, 2002 and 2003, respectively. The increase was due to an increase in occupancy costs and recruiting fees related to the increase in the number of Company employees and accounting services, consulting fees, and trust service fees, which increased due to the Company's growth in operations.

Income tax provision (benefit). The income tax benefit for the three months ended March 31, 2003 was $113,946, compared to a provision of $41,015 for the same period ended March 31, 2002. The effective tax rate for 2003 was 44.9% compared to 149.5% for the same period in 2002. This change resulted from an increase in the Company's pre-tax loss and a decrease in tax-exempt bond interest income. A reconciliation of the Company's effective tax provision (benefit) rate to the federal statutory rate is included in the attached "Notes to Consolidated Financial Statements" (Note 9).

Dividends. Dividends declared on December 31, 2002 and 2001 were $168,640 and $171,834, respectively and were paid during the subsequent quarters ended March 31, 2003 and 2002. The Company does not intend to declare future dividends that will create negative retained earnings.

Liquidity and Capital Resources

Cash flows from operations.

Net cash used by the Company's operations for the three months ended March 31, 2003 was $488,915, which compares to $387,667 in net cash used by operations for the same period ended March 31, 2002 for an increase in net cash used by operations of $101,248. This difference was driven by increases in the Company's net loss, loans in process, unamortized debt issue costs, and other assets, partially offset by changes in investor interest payable, and accrued loan interest and deferred loan fees.

During 2003 and 2002, accrued loan interest decreased net cash from operations by $523,508 and $216,408, respectively, due to the capitalization of loan interest on the following types of loans: (1) development loans that are in the pre-construction phase of the project; (2) senior housing facility loans. Most of the senior housing facilities are in need of renovation when purchased by the respective borrowers. The Company develops a loan budget when the loan is originated which includes the original purchase price, capital improvements and short-term working capital needs (which includes interest capitalization). As part of the Company's regular loan management process, current loan balances are compared to the original budgets and the renovation progress and facility's operating results are analyzed to ensure the loan is properly valued. No loans were over their respective loan budgets as of September 30, 2003 and 2002. The Company will receive the capitalized interest when the facilities are sold or re-financed to an outside lender; normally two to three years after the loans are originated.

Cash flows from investing activities.

The Company used $7,343,481 in cash from investing activities which is an increase of $4,097,985 from $3,245,496 for the same period ended March 31, 2002. The increase was driven by an increase in real estate loans made during 2003, net of principal payments received. The Company increased its loan portfolio by $6,829,833 for the three months ended March 31, 2003. This compares to a net increase of $3,281,645 for the same period ended March 31, 2002, or a 108% increase.

 The Company currently has commitments and applications sufficient to invest its excess cash on hand.

During 2003, the Company purchased an office condominium for $532,040 to house its corporate offices and to provide additional office space for future growth.

Cash from financing activities. During the first three months of 2003, the Company raised $10,734,024 from the sale of new Investor Certificates, net of redemptions on existing certificates. This represents an increase of $6,141,285 from net certificate sales of $4,592,739 for the same period ended March 31, 2002. The percentage of Investor Certificates redeemed for cash compared to Investor Certificates sold for the three months ended March 31, 2003 and 2002 was 5% and 7%, respectively.

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

(a) Exhibit 32.1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2003   Cornerstone Ministries Investments, Inc. (Registrant)


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


Date:  November 12, 2003            s/Cecil A. Brooks
                                    -----------------
                                    Cecil A. Brooks, Chairman of the Board,
                                    President, Chief Executive Officer


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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factos that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2003            s/John T. Ottinger
                                   ------------------
                                   John T. Ottinger, Vice President, Chief
                                   Operating Officer and Chief Financial Officer