Form 10QSB/A
period 2003-06-30
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2003-11-13
CIK 1035270

U. S. SECURITIES AND EXCHANGE COMMISSION

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

                            Yes X             No
                               ---              ---

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

PART II.OTHER INFORMATION

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

                           ROBERT N. CLEMONS, CPA, PA
                                  PO BOX 1670
                           DELAND, FLORIDA 32721-1670


To The Board of Directors
Cornerstone Ministries Investments, Inc.


We have reviewed the accompanying balance sheets of Cornerstone Ministries Investments, Inc. as of June 30, 2002 & 2003 and the related statements of income, retained earnings, and cash flows for the three month and six month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of Cornerstone Ministries Investments, Inc.

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

DeLand, Florida
August 12, 2003

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 & 2003

                                                                Restated
                                                                06/30/02          06/30/03
                                                              ------------      ------------
ASSETS
Cash in banks                                                 $  4,122,876      $  6,773,656
Loans in process                                                   335,229           824,227
Real estate loans, net                                          37,506,146        77,191,845
Bond holdings & accrued interest                                 5,339,199         2,701,600
Fixed assets, net                                                  290,212           900,998
Deferred tax asset, net                                            556,371           538,443
Goodwill                                                           450,997           450,997
Unamortized debt issue costs                                       699,628         1,694,439
Real estate held for sale                                          333,864           340,000
Other assets                                                        65,425            45,376
                                                              ------------      ------------
TOTAL ASSETS                                                  $ 49,699,947      $ 91,461,581
                                                              ============      ============

LIABILITIES
Investor certificates & accrued interest                      $ 45,570,202      $ 83,946,739
Mortgage participation agreements & accrued interest                     0         4,183,323
Accounts and other payables                                      1,093,168           305,871
Building mortgage                                                  193,336           184,660
Dividends payable                                                  172,232           169,085
Capital lease obligation                                                 0            16,146
                                                              ------------      ------------
TOTAL LIABILITIES                                               47,028,938        88,805,824
                                                              ------------      ------------
SHAREHOLDER'S EQUITY
Series A Convertible Preferred Stock, no par
  value; 235,000 shares authorized, no
  shares issued & outstanding                                            0                 0
Common Stock, $0.01 Par Value, 10 million shares
  authorized; 529,943 & 531,529 shares issued & outstanding          5,299             5,315
Paid in capital                                                  3,287,149         3,297,435
Retained earnings (deficit)                                       (621,439)         (573,744)
Treasury Stock                                                           0           (73,249)
                                                              ------------      ------------
TOTAL SHAREHOLDER'S EQUITY                                       2,671,009         2,655,757
                                                              ------------      ------------
TOTAL LIABILITIES &
  SHAREHOLDER'S EQUITY                                        $ 49,699,947      $ 91,461,581
                                                              ============      ============

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) & RETAINED EARNINGS (DEFICIT) FOR THE THREE MONTHS & SIX MONTHS ENDED JUNE 30, 2002 & 2003

                                                                                    Restated
                                                 3 Months         3 Months          6 Months        6 Months
                                               Ended 06/30/02   Ended 06/30/03    Ended 06/30/02  Ended 06/30/03
REVENUES
Loan interest & fees earned                     $   946,691      $ 2,032,829      $ 2,108,391      $ 3,908,037
Real estate & other income                          153,089          110,959          287,928          174,233
                                                -----------      -----------      -----------      -----------
TOTAL REVENUES                                    1,099,780        2,143,788        2,396,319        4,082,270
                                                -----------      -----------      -----------      -----------
Investor interest expense                           942,072        1,797,058        1,785,364        3,354,375
Marketing expenses                                  121,737          180,738          228,734          287,225
Salaries, wages, payroll taxes and benefits         207,478          256,714          346,769          471,215
Operating expenses                                   91,116          142,277          270,644          456,386
                                                -----------      -----------      -----------      -----------
TOTAL EXPENSES                                    1,362,403        2,376,787        2,631,511        4,569,201
                                                -----------      -----------      -----------      -----------
Operating income (loss)                            (262,623)        (232,999)        (235,192)        (486,931)
Income tax (expense) benefit                        215,716          107,805          174,701          221,751
                                                -----------      -----------      -----------      -----------
NET INCOME (LOSS)                               $   (46,907)     $  (125,194)     $   (60,491)     $  (265,180)
                                                ===========      ===========      ===========      ===========

Retained earnings as previously reported        $  (402,300)     $  (279,465)     $   (30,744)     $  (139,479)
Correction of error, Note 2                               0                0         (357,972)               0
                                                -----------      -----------      -----------      -----------
Beginning retained earnings (deficit) as           (402,300)        (279,465)        (388,716)        (139,479)
restated
Net income (loss)                                   (46,907)        (125,194)         (60,491)        (265,180)
Dividends declared                                 (172,232)        (169,085)        (172,232)        (169,085)
                                                -----------      -----------      -----------      -----------
Ending retained earnings (deficit)              $  (621,439)     $  (573,744)     $  (621,439)     $  (573,744)
                                                ===========      ===========      ===========      ===========

Basic & Diluted Earnings (Loss) per Common      $     (0.09)     $     $0.24)     $     (0.11)     $     (0.51)
Share

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002 & 2003

                                                                                             RETAINED
                                      COMMON STOCK:                 PAID-IN     PREFERRED    EARNINGS      TREASURY       TOTAL
                                         SHARES        AMOUNT       CAPITAL       STOCK      (DEFICIT)       STOCK        EQUITY
                                       ----------    ----------    ----------   ----------   ----------    ----------    ----------
BALANCE, DECEMBER 31, 2001, RESTATED      528,721    $    5,287    $3,279,491   $        0   ($ 388,716)   $        0    $2,896,062
Net income (loss)                                                                               (60,491)                    (60,491)
Capital contributed                         1,222            12         7,658                                                 7,670
Dividend declared                                                                              (172,232)                   (172,232)
                                       ----------    ----------    ----------   ----------   ----------    ----------    ----------
BALANCE, JUNE 30, 2002, RESTATED          529,943    $    5,299    $3,287,149   $        0   ($ 621,439)   $        0    $2,671,009
                                       ==========    ==========    ==========   ==========   ==========    ==========    ==========
BALANCE, DECEMBER 31, 2002                530,944    $    5,309    $3,293,641   $        0   ($ 139,479)   $        0    $3,159,471
Net income (loss)                                                                              (265,180)                   (265,180)
Capital contributed                           585             6         3,794                                                 3,800
Dividend declared                                                                              (169,085)                   (169,085)
Treasury shares acquired                                                                                      (73,249)      (73,249)
                                       ----------    ----------    ----------   ----------   ----------    ----------    ----------
BALANCE, JUNE 30, 2003                    531,529    $    5,315    $3,297,435   $        0   ($ 573,744)   ($  73,249)   $2,655,757
                                       ==========    ==========    ==========   ==========   ==========    ==========    ==========

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 & 2003

                                                Restated
                                                06/30/02        06/30/03
                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $    (60,491)   $   (265,180)
Adjustments to reconcile net income to cash
  from operations-
Depreciation & amortization                        157,734         227,699
Changes in-
Loans in process                                  (130,645)       (465,207)
Accrued bond interest, net                         (81,085)          1,312
Accrued loan interest & deferred loan fees         284,088        (147,528)
Deferred taxes                                    (312,893)       (264,210)
Unamortized debt issue costs                      (266,451)       (893,058)
Investor interest payable                       (1,096,453)      1,006,288
Accounts & other payables                          960,990          23,747
Other                                               (4,738)         (7,184)
                                              ------------    ------------
NET CASH PROVIDED (USED) BY OPERATIONS            (549,944)       (783,321)
                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made                          (7,387,265)    (20,235,814)
Loan principal payments received                   276,077       7,946,195
Bonds redeemed                                      62,000          31,250
Fixed assets purchased                             (37,998)       (587,326)
Real estate costs capitalized                       (2,351)              0
                                              ------------    ------------
NET CASH (USED) BY INVESTING                    (7,089,537)    (12,845,695)
                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates sold                      10,576,131      17,975,412
Investor certificates redeemed                  (1,553,209)     (2,844,132)
Mortgage participation agreements sold                   0       4,015,112
Building mortgage principle payments                (3,858)         (4,566)
Capital lease principle payments                         0          (1,564)
Common stock issued                                  7,670           3,800
Dividends paid                                    (171,834)       (168,640)
Treasury stock acquired                                  0         (73,249)
                                              ------------    ------------
NET CASH PROVIDED BY FINANCING                   8,854,900      18,902,173
                                              ------------    ------------
Net Change in cash                               1,215,419       5,273,157
Cash at beginning of period                      2,907,457       1,500,499
                                              ------------    ------------
CASH AT END OF PERIOD                         $  4,122,876    $  6,773,656
                                              ============    ============

Supplemental Information-
Interest paid during the period               $  2,907,083    $  2,299,445
Income taxes paid during the period           $          0    $          0
Non-cash transactions-
Fixed asset lease financing                   $     17,710
Certificates matures & re-issued              $ 11,649,925    $  3,702,912

SEE ACCOMPANYING NOTES

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

Bond holdings consist of tax-free local government securities and church bonds. The Company accounts for these investments using SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and classifies the bonds as "available for sale" securities. The bonds are recorded at cost and adjusted for unrealized holding gains and losses. Temporary unrealized holding gains and losses are reported, net of deferred taxes, as a separate component of shareholder's equity until realized. If an unrealized holding loss is judged to be other than temporary, the cost of the security is written down to fair value and included in earnings.

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
                                              6 months ended    06/30/02
                                                             ------------
Interest & fees earned as previously reported                $  3,032,031
Reclassification of non-loan interest                            (274,739)
Cumulative deferral of previously recognized fees                (648,901)
                                                             ------------
Loan interest & fees earned as restated                      $  2,108,391

Income tax expense as previously reported                    $    (89,800)
Reclassification of subsidiary tax provision                       19,633
Tax effect of corrections                                         244,868
                                                             ------------
Income tax (expense) benefit as restated                     $    174,701

Income as previously reported                                $    375,706
Correction of amortization of debt issue costs                    (24,979)
Correction of miscellaneous income item                            (7,185)
Deferral of previously recognized fees                           (648,901)
Income tax correction                                             244,868
                                                             ------------
Net Income (Loss) as restated                                $    (60,491)

Earnings per share, basic & diluted as previously reported   $       0.66
Deferred fees & corrections noted above, net of taxes               (0.77)
                                                             ------------
Earnings per share, basic & diluted as restated              $      (0.11)

Loans & accrued interest as previously reported              $ 38,897,347
Deferral of previously recognized fees, cumulative             (1,391,201)
                                                             ------------
Real estate loans, net as restated                           $ 37,506,146

Income taxes payable as previously reported                  $    (98,320)
Income taxes payable included in other payables                    89,800
Refundable income taxes                                            68,025
Deferred income taxes                                             (33,941)
Other income tax reclassification                                   8,520
Tax effect of fee deferral, cumulative                            522,287
                                                             ------------
Deferred tax asset as restated                               $    556,371

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

                                                                06/30/02
                                                               -----------
Intangible assets, net as previously reported                  $   306,229
Reclassification from other assets                                 545,582
Stock offering costs reclassified                                 (152,183)
                                                               -----------
Unamortized debt issue costs as restated                       $   699,628

Paid in capital as previously reported                         $ 3,439,332
Stock offering costs reclassified                                 (152,183)
                                                               -----------
Paid in capital, as restated                                   $ 3,287,149

NOTE 3 - FIXED ASSETS

As of June 30, the Company's fixed assets are composed of:      2003         2002
                                                             ---------    ---------
Office Condominiums                                          $ 792,659    $ 252,922
Office Computers, Furnishings, Software & Equipment            116,054       26,173
Vehicles                                                        37,730       37,730
Capital Lease - phone system                                    17,710          -0-
Less: Accumulated Depreciation                                 (63,155)     (26,613)
                                                             ---------    ---------
Fixed Assets, net                                            $ 900,998    $ 290,212

Depreciation expense (6 months)                              $  24,375    $   8,462

NOTE 4 - COMMITMENTS

During 2003, the Company entered into a capital lease for a new phone system at the Company's headquarters. The lease was recorded at the asset's fair value and is being amortized over three years using the straight-line method. Interest expense is calculated based on the implied interest rate in the lease. The lease payment, including principal and interest, is $628 per month. Amortization expense was $1,968 and $0 for the six months ending June 30, 2003 and 2002.

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

The Company has entered into a Personnel Services Agreement with Cornerstone Capital Advisors, Inc. (CCA) to provide loan administration, including the application and closing process and loan accounting; investor relations; marketing collateral; administration of computers, computer networks and management information systems; photo copying; and, maintenance of records, record keeping, bookkeeping and accounting after June, 2003. The Company is obligated to pay directly or reimburse actual expenses to be billed monthly by CCA. The base for good performance is expected to be that all bond interest and other obligations are current and the common stock shareholders have received dividends equal to an annual rate of at least 10% on the price paid in a public offering for all the time the shares were outstanding. The factors above that base, and the amount of incentive compensation will relate to the director's judgment on the extent to which CCA's services will have contributed to the results. The maximum incentive compensation that can be earned is 10% of the actual expenses billed to CCA for the prior 12 months. The agreement is for renewable one-year terms and it may be terminated by either party upon 60 days' written notice. It is anticipated that after 2003, the Company will not have any employees of its own and accordingly, CCA will be subject to the supervision of the Board of Directors. As of June 30, 2003, CCA had not incurred any material expenses to be billed to the Company.

NOTE 5-REAL ESTATE LOANS RECEIVABLE

At March 31, 2003 the Company had Real Estate Loans on church and other not-for-profit properties as follows:

Mortgage Loans                      $78,260,212
Accrued Interest                        642,833
Unearned Loan Fees                   (1,711,200)
                                    -----------
Total Real Estate Loans             $77,191,845

These loans mature as follow: 2003 - $40,517,634; 2004 - $36,303,240; 2005 - $0;
2006 - $18,285; 2007 & beyond - $1,421,053. Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

As of June 30, 2003, one loan, with a carrying amount of $137,526 was considered impaired due to non-payment of interest. No allowance for impairment loss has been recorded because the carrying amount of the loan is less than or equal to the present value of expected future cash flows. The weighted average investment in impaired loans for the periods ending June 30, 2003 and 2002 was $134,694 and $0, respectively.

Interest income is recognized on the accrual basis for impaired loans with no recorded impairment loss. Interest income is recognized on the cash basis for loans with a recorded impairment loss and the possibility of further loss considered remote. If the possibility of future loss is not remote, then interest income is not recognized and interest payments are credited to outstanding loan principal. Interest income recognized on impaired loans for the six months ending June 30, 2003 and 2002 was $5,664 and $0, respectively.

NOTE 6 -GOODWILL

The Company uses SFAS 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. Goodwill associated with the Company's acquisition of Presbyterian Investor's Fund, Inc. (PIF) is carried at $450,997 and is not subject to amortization. Goodwill is tested for impairment at the end of each fiscal year using a present value of expected cash flows analysis to determine the value of Goodwill. As of December 31, 2002, the fair value of Goodwill exceeded its carrying cost; therefore, no provision for impairment loss has been recorded as of June 30, 2003 and 2002. No goodwill was acquired or sold in 2003 or 2002.

NOTE 7 - UNAMORTIZED DEBT ISSUE COSTS

Unamortized debt issue costs consist of costs incurred to register the company's debt securities and commissions paid or accrued on the sale of debt securities. The costs are amortized on a straight-line basis over the period the securities are outstanding, generally five years.


At June 30, Deferred Financing Costs consist of:               2003           2002
                                                           -----------    -----------
Costs incurred to register the Company's debt securities   $   544,926    $   406,790
Commissions paid on the sale of debt securities              1,894,202        632,304
Less: Accumulated Amortization, generally over 5 years        (744,689)      (339,466)
                                                           -----------    -----------
                                                           $ 1,694,439    $   699,628

Amortization Expense (6 months)                            $   203,324    $   143,293

NOTE 8 - BOND HOLDINGS

Bond holdings at June 30:

                                                  2003           2002
                                               -----------    -----------
St. Lucie Co., FL Subordinated Revenue Bonds
              Maturity 7/1/2036                $ 2,325,000    $ 2,325,000
              Maturity 10/1/2036                 2,700,000      2,700,000
Undivided 50% interest sold to investor         (2,512,500)           -0-
Local Church Bonds, maturing 2003                   27,500         85,500
Accrued Interest Receivable                        161,600        228,699
                                               -----------    -----------
                           Totals              $ 2,701,600    $ 5,339,199

The bonds are not traded on an exchange, however management estimates, based on discounted cash flows, that the fair value of the individual securities approximate their original cost. Accordingly, no unrealized holding gains or losses have been recorded. Proceeds from the sale or maturity of bonds were $31,250 and $62,000 for the six month periods ending June 30, 2003 and 2002. The Company uses the specific-identification method to determine realized gains and losses. Tax-fee interest income for the six months ending June 30, 2003 and 2002 was $115,038 and $233,054, respectively.

In 2002, the Company transferred all of its bond holdings, with a cost of $5,110,500, from "held to maturity" to available for sale" securities. This was the result of an unanticipated opportunity to utilize an investor's funds and the Company sold an undivided 50% interest in the St. Lucie County, Florida Bonds for $2,512,500, which equals book value. No gain or loss was recorded as a result of the transaction, nor when transferred as the cost of the bonds approximated their fair value. The Company reinvested the funds from the sale in a real estate loan, which management believes will provide greater long-term returns than the bonds.

NOTE 9 - INCOME TAXES

The net deferred tax asset in the accompanying balance sheet includes the following:

                                     2003         2002
                                  ---------    ---------
Net  deferred  tax  assets        $ 673,566    $ 559,066
Net  deferred  tax  liabilities    (135,123)      (2,695)
Valuation allowance                     -0-          -0-
                                  ---------    ---------
 Net deferred tax asset           $ 538,443    $ 556,371

The deferred tax liability results from the use of accelerated depreciation methods for property and equipment. The deferred tax asset results from a difference in reporting income from loan fees and represents taxes already paid. The Company estimates that future taxable income will be sufficient to realize the net deferred tax asset; therefore, no valuation allowance was provided for as of June 30, 2003 or 2002. The Company has pending with the Department of the Treasury, a request to change its accounting method with respect to loan fees which would approximate the book treatment under SFAS Nos. 65 and 91.

Components of income tax benefit for the period ended June 30 are:

                         2003           2002
                      ---------      ---------
Current: Federal      $  36,090      $     -0-
         State            6,369            -0-
Deferred: Federal      (224,578)      (161,345)
         State          (39,632)       (13,356)
                      ---------      ---------
                      $(221,751)     $(174,701)

Reconciliation of the Company's income tax expense (benefit) rate to statutory federal rates for the period ended June 30:

                                                     2003         2002
                                                     -----        -----
        Statutory federal rate                       (35.0)%      (35.0)%
        Effect of graduated federal tax rates          1.0%         1.0%
        State taxes, net of federal benefit           (3.7)%       (3.7)%
        Non-taxable bond interest income              (8.0)%      (37.4)%
        Other, net                                      .2%          .8%
                                                     -----        -----
        Effective tax expense (benefit) rate         (45.5)%      (74.3)%


The effect of non-taxable bond interest income decreased due to a decrease in non-taxable interest income (see Note 8) and an increase in the Company's pre-tax loss.

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

5.0%             $ 2,774,458                      2003           $  6,599,644
7.0%               5,273,376                      2004              4,145,056
7.5%               2,580,589                      2005              4,862,921
8.0%                 469,532                      2006             10,857,455
9.0%              69,097,609                      2007/Beyond      53,730,488
                                                                 ------------
                                                Total principal   $80,195,564

As of June 30, 2003 and 2002, accrued interest was $3,751,175 and $1,942,325 respectively.

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

NOTE 12-MORTGAGE PARTICIPATION AGREEMENTS

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

The loans which collateralize the MP Agreements earn 10% annual interest and 'interest only' payments are due monthly. MP Agreement principal and interest outstanding and related collateral as of June 30, 2003:


Collateral Description                                     MP Amount Outstanding
----------------------                                     ---------------------
Loan to Senior Housing Services; senior housing facility,
         Lewisville, TX; matures 10/1/2004 with a 1 year
         extension at the Company's option                          $2,490,113

Loan to Senior Housing Services; senior housing facility,
         Garland, TX; matures 12/1/2003 with two 1 year
         extensions at the Company's option                          1,669,842
                                                                    ----------
Total principal                                                      4,159,955
Accrued interest payable                                                23,368
                                                                    ----------
                                                                    $4,183,323

NOTE 13 - LOAN GUARANTEES

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

NOTE 17 - EARNINGS PER SHARE

Basic earnings (loss) per share have been calculated as follows:

                                              Current Quarter  Year-to-Date
                                              ---------------  ------------
2002     Net Income (Loss)                      $ (46,907)      $  (60,491)
         Average Common Shares Outstanding        529,629          572,166
         Earnings (Loss) per Common Share       $   (0.09)      $    (0.11)

2003     Net Income (Loss)                      $(125,194)      $ (265,180)
         Average Common Shares Outstanding        519,965          523,088
         Earnings (Loss) per Common Share       $   (0.24)      $    (0.51)

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

Comparison of Periods Ending June 30, 2002 and June 30, 2003

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

Total investment in loans outstanding on June 30, 2003 was $77,191,845 compared to $37,506,146 as of June 30, 2002 for an increase of $39,685,699 or 105.8%.
This  increase  was a result  of the  sale of  investment  certificates  and the
subsequent   origination  or  refinancing  of  loans,   as  follows:   new  loan
originations - $30,236,721; refinances on existing loans, net of principal payments received - $9,448,978. All other assets, composed primarily of cash, bond investments, fixed assets and unamortized debt issue costs were $14,269,736 as of June 30, 2003. Principal and interest payable on Investor Certificates and Mortgage Participation ("MP") Agreements increased $42,559,860 or 93.4% from $45,570,202 as of June 30, 2002 to $88,130,062 as of June 30, 2003. The Company
has filed a registration statement with the Securities and Exchange Commission to sell up to $40,000,000 in additional Investor Certificates, which, if approved, should continue the substantial increase our outstanding certificates and the subsequent investment in new loans.

Accounts and other payables decreased from $1,093,168 on June 30, 2002 to $305,871 on June 30, 2003. The decrease was due to certificates that matured just prior to June 30, 2002 that were re-classified to accounts payable pending final instructions regarding payment to the investor. All amounts were paid in July, 2002 and no similar items were outstanding as of June 30, 2003.

Loan interest and fees earned. Interest income and fees earned increased by $1,799,646 or 85.4% from $2,108,391 for the six months ended June 30, 2002 to 3,908,037 for the same period ending June 30, 2003. The increase was due to the following:

Increase in average outstanding loan principal
($70,242,776 in 2003 and $33,438,042 in 2002)                 $1,724,730

Decrease in weighted average interest rate
(9.45% in 2003 and 10.01% in 2002)                               (89,724)

Increase in loan fees recognized                                 164,640
                                                              ----------
                                                              $1,799,646

The increase in average outstanding loan principal is due to the addition of 14 new loans with outstanding principal of $29,641,731 and the refinancing of existing loans of $7,163,003.

Real estate and other income. The Company currently owns two office condominiums, one that was acquired during the first six months of 2003 and is utilized as corporate offices and the other is leased to a third party. No other real estate is owned but the Company does engage in participating loans where future gains and losses could be realized. The Company's investment income is from the purchase of bonds used as permanent financing for projects the Company funded during their development and initial operations. The Company owned $2,540,000 of bonds at June 30, 2003, down from $5,110,500 at June 30, 2002.
This decrease was driven by the sale on September 30, 2002, of an undivided interest totaling $2,512,500 in 8% and 10% certificate bonds. Accordingly, investment interest decreased by $114,946 or (41.8%) from $274,693 for the first six months of 2002 to $159,747 for the first six months of 2003. Other income (from the office condo lease) for the first six months of 2003 and 2002 was $14,486 and $13,235, respectively.

Investor interest expense. Investor interest expense increased $1,569,011 or 87.9% from $1,785,354 to $3,354,375 for the six months ending June 30, 2002 and 2003, respectively. The increase is due to the following:

Increase in average outstanding loan principal, including
Interest payable subject to compounding
($76,542,002 in 2003 and $40,440,452 in 2002)                      $1,570,042

Decrease in weighted average interest cost
(8.77% in 2003 and 8.90% in 2002)                                     (28,051)

Increase in average outstanding Mortgage Participation                 27,020
                                                                   ----------
Agreement principal
($544,878 in 2003 and $0 in 2002)                                  $1,569,011

Marketing expenses. Total expenses for the marketing of investor certificates during the first six months of 2003 were $287,225 versus $228,734 in 2002. The increase is due to an increase in debt issue cost amortization of $60,031 and a $1,540 decrease in other marketing costs. Debt issue cost amortization expense increased due to investor certificates and mortgage participations sold since June 30, 2002. Marketing expenses will continue to increase as new investor certificates are sold.

Selling commissions paid to brokers for selling investor certificates and costs incurred to register investor certificates are paid in cash and charged as an expense over the term of the related certificates. The unamortized balance is classified as an asset on the Balance Sheet as "Unamortized debt issue costs". The balance was $1,694,439 and $699,628 as of June 30, 2003 and 2002,
respectively. Debt issue cost amortization expense was $203,324 and $143,293 for the six months ending June 30, 2003 and 2002, respectively.

Operating and personnel expenses. Personnel expenses (salaries, payroll taxes, and benefits) were $471,215 for the six months ending June 30, 2003, which was $124,446 or 35.9% over the $346,769 in expense for the same period ending June 30, 2002. This increase is due to additional employees hired to handle the Company's growth. As a percentage of total revenues, personnel expenses were 11.5% and 14.5% for the six months ending June 30, 2003 and 2002, respectively. Starting in July 2003, the Company has contracted with Cornerstone Capital Advisors ("CCA") to provide all personnel services. The Company will reimburse CCA for its expenses (estimated at $750,000 over the next 12 months), which are expected to be similar to the expenses incurred by the Company had it continued its personnel support under previous arrangements. There is no fee schedule but the Company may elect to pay fees for good performance, which if paid, would be no more than 10% of the reimbursed expenses for the previous 12 months.

Operating expenses increased $185,742 or 68.6% from $270,644 to $456,386 for the six months ending June 30, 2002 and 2003, respectively. The increase is due to an increase in occupancy costs and recruiting fees related to the increase in the number of employees and legal and consulting expenses as a result of the Company's growth in operations. Overall, operating expenses decreased from 11.3% of total revenues for the six months ending June 30, 2002 to 11.2% of total revenues for the six months ending June 30, 2003.

Income tax (provision) benefit. The income tax benefit for the six months ending June 30, 2003 was $221,751, compared to a benefit of $174,701 for the same period ending June 30, 2002. The effective tax benefit rate for 2003 was 45.5% compared to 74.3% for the same period in 2002. This change resulted from an increase in the Company's pre-tax loss and a decrease in tax-exempt bond interest income. A reconciliation of the Company's effective tax benefit rate to the federal statutory rate is included in the attached "Notes to Consolidated Financial Statements" (Note 9).

Dividends. Dividends declared on June 30, 2003 and 2002 were $169,085 and $172,232, respectively and were paid during the subsequent quarters ending
September 30, 2003 and 2002. The Company does not intend to declare future dividends that will create negative retained earnings.

Liquidity and Capital Resources

Cash flows from operations. Net cash used by the Company's operations for the six months ending June 30, 2003 was $783,321, which compares to $549,944 net cash used from operations for the same period ending June 30, 2002 for a net cash use increase of $233,377. This difference was driven by an increase in the company's net loss and from changes in unamortized debt issue costs, loans in process, accounts and other payables and deferred taxes, partially offset by increases in Investor Certificate and MP Agreement interest payable and depreciation and amortization expense.

Cash flows from investing activities. The Company used $12,845,695 in cash from investing activities which is an increase of $5,756,158 from $7,089,537 for the same period ending June 30, 2002. The increase was driven by an increase in Real Estate loans made during the first six months of 2003, net of principal payments received. The company increased its loan portfolio by $12,437,147 for the six months ending June 30, 2003. This compares to a net increase in loans of $6,827,100 for the same six months ending June 30, 2002, an 82.2% increase. The Company currently has commitments and applications sufficient to invest its excess cash on hand.

Additionally, during 2003, the Company purchased an office condominium for $532,040 to house its corporate offices and to provide additional office space for future growth.

Cash from financing activities. During the first six months of 2003, the Company raised $19,146,392 from the sale of new Investor Certificates and MP Agreements, net of redemptions on existing certificates. This represented an increase of $10,123,470 from net certificate sales of $9,022,922 for the same period ending June 30, 2002. The ratio of Investor Certificates and MP Agreements redeemed for cash to Investor Certificates and MP Agreements sold for the six months ending June 30, 2003 was 12.9% and 14.7% for 2002.

Item 3.  Controls and Procedures

The principal executive officer and the principal financial officer of the small business issuer, Cornerstone Ministries Investments, Inc., have, as of June 30, 2003, evaluated the small business issuer's disclosure controls and procedures, as defined by Sections 13a-14(C) and 15d-14(C) of the Securities Exchange Act of 1934. Based on their evaluation, they have concluded that those disclosure controls and procedures are designed and implemented effectively to ensure that information required to be disclosed by the small business issuer in the reports that it files or submits under that Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

         (2) Exhibit 32.1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 12, 2003              Cornerstone Ministries Investments, Inc.
                                                   (Registrant)


                                      By:    S/John T. Ottinger
                                         ---------------------------------------
                                               John T. Ottinger
                                               Vice President and
                                               Chief Financial Officer

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

Date:  November 12, 2003                 s/Cecil A. Brooks
                                         ---------------------------------------
                                         Cecil A. Brooks, Chairman of the Board,
                                         President, Chief Executive Officer

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

Date:  November 12, 2003                 s/John T. Ottinger
                                         ---------------------------------------
                                         John T. Ottinger, Vice President,
                                         Chief Operating Officer and
                                         Chief Financial Officer