Form 10KSB
period 2003-12-31
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2004-03-30
CIK 1035270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-KSB

          [X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

                                       or

          [ ] Transition report under section 13 or 15(d) of the securities exchange act of 1934 For the transition period from to

                        Commissions file number 333-93475

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
(Title of class) Not applicable (Section 15(d) filing)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year:  $10,923,548

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 28, 2004 the aggregate market value held by non-affiliates was $3,366,071 based upon current public offering price.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 531,528 shares of common stock as of March 28, 2004.

     Documents incorporated by reference: Portions of Issuer's Form SB-2 Registration Statement, No. 333-91564, effective June 28, 2002.

     Transitional Small Business Disclosure Format:  Yes    ; No  X
                                                         ---     ---

Cornerstone Ministries Investments, Inc.

Form 10-KSB Index
                                                                            Page
                                                                            ----

Form 10-KSB Title Page                                                         1
Index                                                                          2

Part I:
  Item 1. Description of Business                                              3
  Item 2. Description of Property                                              8
  Item 3. Legal Proceedings                                                    8
  Item 4. Submission of Matters to a Vote of Security Holders                  8

Part II:
  Item 5. Market for Common Equity and Related Stockholder Matters             8
  Item 6. Management's Discussion and Analysis or Plan of Operations           9
  Item 7. Financial Statements                                                16
     Independent Auditor's Report                                            F-1
     Consolidated Balance Sheets                                             F-2
     Consolidated Statements of Income                                       F-3
     Consolidated Statements of Changes in Shareholders' Equity              F-4
     Consolidated Statements of Cash Flows                                   F-5
     Notes to Consolidated Financial Statements                              F-6

  Item 8. Changes In and Disagreements with Accountants on Accounting         16
                   and Financial Disclosures.
  Item 8A. Controls and Procedures                                            16

Part III:
  Item 9. Directors, Executive Officers, Promoters and Control Persons;       17
                   Compliance with Section 16(a) of the Exchange Act
  Item 10. Executive Compensation                                             19
  Item 11. Security Ownership of Certain Beneficial Owners and                19
                    and Related Stockholder Matters
  Item 12. Certain Relationships and Related Transactions                     20
  Item 13. Exhibits and Reports on Form 8-K.                                  20
  Item 14. Principal Accountant Fees and Services                             21

Signatures                                                                    21
Certifications                                                                22
Exhibit 21 - Subsidiaries of Issuer                                           23
Exhibit 99.1 - Certifications Pursuant to Section 906 of the                  24
                        Sarbanes-Oxley Act of 2002
Exhibit 99.2 - Code of Ethics                                                 24

                                     Part I

Item 1. Description of Business.

Summary

Our primary objective is to provide income for our certificate holders and shareholders, by financing the acquisition and development of facilities for use by churches, their related ministries and other faith-based organizations. We define "faith-based" organizations as ones which have been formed and are operated in furtherance of their sponsors' religious commitments.

Presbyterian Investors Fund, Inc. was incorporated as a Georgia non-profit corporation in December 1985 and Cornerstone Ministries Investments, Inc. was formed as a Georgia for-profit corporation on March 18, 1996. Presbyterian Investors Fund, Inc. was merged into Cornerstone Ministries Investments, Inc. on December 29, 2000 and our corporate name was changed to PIF/Cornerstone Ministries Investments, Inc. The name was changed back to Cornerstone Ministries Investments, Inc. on February 26, 2003.

We offer development, construction, bridge and interim loans, usually due within one to three years. The typical maximum investment amount in a church loan is $1,000,000. Our largest loan was approximately $12,000,000, for a community housing project. The annual interest rate on all loans we made during 2000, 2001 and 2002 was 10%. It is our policy to acquire assets primarily for income. We do not have any limits on the percentage of our assets that may be in any one investment or in any geographic area of the United States. We have not established any maximum ratio of our total debt to our total shareholders' equity. These policies would be made by our board of directors and could be changed, without the vote of share or certificate owners. A description of our loan programs follows.

Types of loans we make

We make loans to four distinct groups of borrowers. These borrowers can be characterized as churches, senior housing facilities, family housing development projects and daycare/faith-based schools. Inherent credit risk is reflected by the effective interest rate charged to each borrower. In each of the above borrower groups, we charge 10% as an annual interest rate. However, we do recognize the risk in each borrower by the amount of origination fees charged, renewal fees charged, the loan term and any loan participation we may have in the net profit from the borrower's sale or refinancing of the property. For larger loans, we may elect to partner with other lenders. Accordingly, though each loan may carry identical interest rates, the overall risk adjusted return can be managed by fees charged and loan terms and is based on underwriting credit requirements and review. Typically, church loans will have a 5% origination fee charged, have a one year term and may have a 5% renewal fee charged. Non-church loans are charged a 10% origination fee, may have terms beyond one year and may not have a renewal fee charged.

Our fees and interest rates are similar to the costs of specialized construction and development loans or underwritten bond issues, and less than sub-prime lenders. Banks and insurance companies, who make loans on similar properties that are larger and more fully developed, typically charge lower interest rates. These conventional lenders typically charge 0.5% to 2.5% origination fees. We are paid more because of our experience, advice and willingness to finance organizations in their development stage. Our costs of administering these loans require us to charge higher loan fees and interest rates. The chart below outlines the relative loans outstanding as of December 31, 2003.

                                Principal           %
        Borrower               Outstanding     Outstanding      Initial            Origination    Renewal
         Type                  Dec 31, 2003    Dec 31, 2003      Term*       Rate      Fee*         Fee*
----------------------------   ---------------------------------------------------------------------------
Daycare/Schools                $         0         0%            1year        10%       10%         None
Churches                       $13,526,028        16.1%          1year        10%        5%           5%
Senior Housing
 - Loans                       $ 9,794,001        11.7%          1year        10%       10%         None
 - Real Estate Joint
Venture
Investments                    $35,732,713        42.5%          1year        10%       10%         None
                               -----------      -----
Family Housing Development     $25,013,068        29.7%          1year        10%       10%         None
                               ===========      =====
                               $84,065,810      100.0%

* Subject to underlying
  credit statistics

Senior housing loans classified in this table as real estate joint venture investments are loans in which we participate in the residual profits of the property and all of the following exist at the inception of the loan:

o The borrower does not have a substantial equity investment in the property.

o We do not have recourse to substantial tangible, saleable assets of the borrower other than the underlying collateral of the loan and there is no irrevocable letter of credit for a substantial amount of the loan.

o There is no take-out commitment for the full amount of the loan from a creditworthy, independent third-party.

o The facility does not have lease commitments which will provide sufficient cash flow to service normal principal and interest loan amortization payments.

We participate in residual profits through loan participation agreements, which enable us to receive income from the borrower when the property in which we provided financing is sold or refinanced to another lender. The participation is between 25% and 33% of the borrower's gain. We normally provide all or substantially all of the financing (directly or through loan guarantees) for the acquisition and development of these facilities, which are owed by non-profit entities.

We make three basic types of loans: Development and acquisition loans, construction loans and semi-permanent loans. The development and acquisition loans involve the most risk of the borrower's failure to make timely payment of interest or for us to lose principal in the event of default. Construction loans are made when a property is ready to begin construction or renovation, so the risk is somewhat less. Semi-permanent loans are made on completed properties that are being used for their intended purpose, so they involve the least risk to us of the three categories. The following table shows the amount of each of these types of loans in our portfolio at December 31, 2003:

         Type of               Principal Outstanding     % of principal at
          Loan                 at December 31, 2003       December 31, 2003
          ----                 --------------------       -----------------
Development and acquisition         $12,903,338                15.3%
Construction                        $25,013,068                29.8%
Semi-permanent                      $46,149,404                54.9%
                                    -----------               -----
                                    $84,065,810               100.0%
                                    ===========               =====

The following are further descriptions of each of these three types of loans:

Development and Acquisition Loans. We will provide financing to young growing churches, non-profit owners of senior housing facilities and other ministries that we judge to possess excellent growth or income potential and which show a strong ability to repay a loan through their growth or income (as in the case of senior housing, for instance.) These borrowers may lack the history, size, equity or income required by conventional lenders or bond underwriters. Development and acquisition loans may be used to acquire property that is either developed or to be developed (in conjunction with a construction loan provided by us or another lender). Each loan is made for one year; however, these loans may be renewed, with or without fees, for a maximum of three years under normal circumstances. Normally these loans are refinanced by banks or others before there is a reduction in principal. During 2003, 10 loans, totaling $7,732,060, were refinanced by commercial bank financing, church bonds, tax-exempt mortgage revenue bond issues or other third party financing.

Construction Loans. Construction loans are typically made to finance the construction of new facilities, renovate existing facilities, and to develop family housing projects. They normally have a maturity of six months to three years. Borrowers typically pay interest only on the outstanding balance drawn for construction. We focus primarily on loans of less than $1,000,000 for churches and day-care facilities; larger loans are required to develop senior housing, family housing projects and student housing. Our largest loan to date has been $13 million, which was for a family housing program. We require the customary documentation for construction loans, including lien subordinations and waivers, builders risk insurance, budgets and assignment of relevant contracts to us. We make weekly disbursements on finished invoices and require interim lien waivers on all disbursements.

Semi-permanent Loans. These are often called mini-perms or bridge loans. They are for as long as three years and may be linked to a construction or development and acquisition loan. Once a property is being used for its intended purpose, the loan is converted from a construction or acquisition and development loan into a semi-permanent loan. Also, they are often used by churches and other borrowers who expect to receive pledges, grants, leases or other anticipated income but who are in need of immediate funds. We make these loans on an annual renewal basis with an annual renewal fee of up to 5% of the outstanding balance. The loans are usually repaid by other forms of financing, such as church bonds or conventional loans.

We will assist the borrower to find long term financing through some of the lenders with which we have established relationships, or we will sell the loan to one of these lenders. We receive monthly interest payments on all of our real estate loans and senior housing loans classified as real estate joint venture investments except when the terms of a loan allow the borrower to finance interest payments. Interest payments are financed in the following circumstances:

Family housing development loans may finance monthly interest payments while the project is in the development and pre-sales phase. This phase takes from six to 18 months, depending on the size of the project. We receive the financed interest as the borrower sells homes in the development.

Church construction loans may finance monthly interest payments while the church building is under construction. This takes three to nine months depending on the size of the building. When the building is operational, the financed interest from the construction phase is included in the loan's principal amount and we begin receiving monthly interest payments from the borrower.

Real estate joint venture loans may finance monthly interest payments during the construction/renovation stage of the borrower's operations. Most of the senior housing facilities are in need of renovation when purchased by the respective borrowers. This phase takes two to six months, depending on the size of the renovation project. When the renovations are complete and the facility is operational, the financed interest is included in the loan's principal amount and we start receiving monthly interest payments from the borrower.

Our loan policies

Loan Terms and Conditions. Each loan is secured by a first or second mortgage lien, a pledge of revenue and, where we determine necessary, limited personal guarantees made by members or principals of the borrowers. We may provide a fixed or variable rate loan. Our loans on senior housing facilities may include a participation feature where there is the possibility of additional income from the borrower upon the borrower's refinancing of a property or the sale of the property acquired by a borrower and resold during the term of our loan. The terms and conditions offered to borrowers, including interest rates, fees, maturities and guarantees, will be based upon current market conditions and factors like our operating expenses and the loan's origination expenses. We charge each borrower an application fee to offset the cost of loan origination and approval, legal fees and out-of-pocket expenses. We charge a commitment and closing fee and may also charge a loan renewal fee. These fees may be paid in cash by the borrower or added to the loan principal, at our discretion. We generally require the normal protections afforded commercial lenders, including title insurance, real estate surveys, appropriate resolutions of the borrower, appraisals of the property, and the issuance of fire and extended insurance coverage.

Loan Guarantees. Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require a guarantee from the Company as a condition of the extension of the loan by the financial institution. The guarantee is limited to amounts under the loans and only covers outstanding principal and accrued interest and terminates upon maturity and principal repayment. At December 31, 2003, there were three loans with a potential total of $31,689,000 in which we have a guarantee. The total amount outstanding and therefore guaranteed at December 31, 2003 was $28,007,042. The guarantees originated in 2002 and they will mature in 2004. All of the loans which have a guarantee are current and no loan guarantee obligation has been recognized in our financial statements.

Loan underwriting requirements

Mortgage loan applications submitted to our underwriting staff will normally include (i) a completed application on our form, or substantially similar information on a form acceptable to us, (ii) corporate organizational documents,
(iii) financial statements including pro forma financial statements, (iv) certified real estate appraisal, (v) a real estate survey certified to us, (vi) preliminary title report, (vii) market and feasibility reports, if applicable,
(viii) copies of relevant insurance coverage, (ix) copies of all material contracts and leases and (x) environmental report or affidavit.

Our loan standards used in evaluating the loan requests are based upon both objective and subjective criteria and may vary depending upon the nature of the borrower. For church loans we examine:

      o     Membership trends and growth potential

      o     Historical financial performance and patterns

      o     Value of real estate involved and other collateral

For non-church loans we will review:

      o     Proposed business plan and management

      o     Markets and demographics

      o     Current and projected earnings and cash flow

      o     Current and future value of real estate and other collateral

For our senior housing loans, we also look to the pro-forma financial condition upon stabilization of operations and require third party appraisers with specialized knowledge of these types of projects and property. We apply loan to value and coverage ratios consistent with other commercial lenders. Additionally we will require survey, title reports and insurance, property and liability insurance and full environmental reports. If necessary, we will also require market studies and other demographic information.

Completed applications and supporting material are submitted to the loan committee of our Board of Directors, which has authority to approve loans of $500,000 or less. Loans or investments over this amount must be submitted to the full board for approval. The loan committee consists of at least three directors, not including any directors who are also our officers. The loan committee determines the creditworthiness of the borrower and oversees the rates, terms and conditions of the loan. Upon approval of a loan application, our loan staff will work with its officers and legal counsel to supervise the loan closing. It is our policy to require borrowers to pay all expenses of the loan including our legal expenses. These expenses are usually deducted from the loan proceeds.

Many of the non-profit organizations that we loan to have little or no assets with which they can provide additional guarantees, collateral or equity for the project. We will seek to obtain additional guarantees from the principals of the church or organization, or from an affiliated organization that can provide the additional security or collateral. For the return of our investment, we rely primarily on the value of the property to be acquired and developed, the feasibility of the project and the expertise and knowledge of the developer and manager. We will not invest in a project developed by a for-profit developer, unless a suitable non-profit lessee/purchaser has been qualified by the board of directors and signed a letter of inducement or intent.

Loan investments we have made

This chart shows the number and amount of new loans we have made in each of the last seven years:

                             Number of               Amount of
         Year                loans made              loans made
         ----                -----------            ------------
         1997                    16                 $  7,532,000
         1998                    10                 $  7,446,100
         1999                    17                 $ 12,953,200
         2000                    10                 $ 11,041,500
         2001                    11                 $ 14,029,191
         2002                    16                 $ 30,383,224
         2003                    10                 $ 14,622,943

Each of our loans has a date when the full principal amount becomes due, or when we may call the loan for repayment. These are the number and amount of our loan investments, at December 31, 2003, which become due or callable in 2004 and in later years:
                          Number of loans            Principal
         Year             due or callable         due or callable
         ----             ---------------         ---------------
         2004                    35                 $79,031,740
         2005                    -0-                         -0-
         2006                    -0-                         -0-
         2007                    -0-                         -0-
         2008                     1                     106,497
         2009/thereafter          8                   4,927,573
         Total                   44                 $84,065,810

Loan management

We monitor each loan closely. A loan becomes delinquent when a payment default remains uncured after 15 days. Any delinquency is addressed immediately and involves sending a legal notice requiring strict performance under the loan documents and outlines all the remedies available to us should the default not be cured within the period required by the loan documents. In addition to these legal steps, we work closely with each borrower. We may make personal visits and prepare to take all legal remedies available to us through the loan documents and the laws of the appropriate state.

A loan is considered impaired if either of the following occurs:

      o We determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.

      o A loan is restructured due to the financial condition of the borrower and the interest rate is reduced below what we would normally charge for a similar loan.

A specific impaired loan loss allowance is recognized when an impaired loan's carrying amount exceeds the present value of expected future cash flows or the collateral's net realizable value if the loan is considered collateral dependent. We would place a loan on non-accrual status if a loan is 180 days past due under the terms of the loan agreement and we have determined that an allowance for impairment loss should be recognized on the loan. In our history, we have had two loan delinquencies of more than 6 months. At December 31, 2003, one loan is past due more than 180 days; however, we have not placed it on non-accrual status because the underlying collateral is significantly greater than the outstanding loan amount and we believe that we will receive the entire outstanding loan amount. No allowance for specific impaired loan loss was recognized. While we have never had to charge off a loan as uncollectible, we would do so upon the borrower filing bankruptcy or when other collection methods have been exhausted and foreclosure is likely. The charge-off would be equal to the amount in which the loan's carrying amount exceeds the net realizable value of the collateral.

In addition to allowances for loan losses related to specific impaired loans, we review our loan portfolio for collective loan losses as prescribed by SFAS No.
5. A collective loan loss is recognized when the characteristics of a group of loans indicate that it is probable that a loss exists even though the loss cannot be identified with a specific loan. The collective loan loss allowance amount is based on observable data that management believes is reflective of the underlying credit losses that are inherent in the portfolio. The components of this evaluation include trends in our historical loss experience, changes in credit risk and credit quality, credit concentrations, economic conditions, collateral values and other risks inherent in the portfolio. We conduct this review quarterly and changes in our allowance for loan losses are made based on the results of these reviews.

Subsidiaries

Wellstone Communities, Inc.

In 2002 and 2003, we invested a total of $1,362,500 in Wellstone Communities Inc., a Georgia corporation we formed on November 20, 2002. As of December 31, 2003, we own all 136,250 shares of its common stock; therefore, it is included in our Consolidated Financial Statements. Wellstone Communities Inc. purchased two of our church loans in January, 2003, at prices equal to their $591,003 loan balances and made a $400,000 loan in December 2002. Before we sold these loans, information about them was reviewed by our independent directors, who have no affiliation with Wellstone Communities Inc. and who have no financial interest in the transactions. The independent directors who reviewed making and purchasing these loans were Taylor McGown, Henry Darden and Irving Wicker.

We had two major purposes in creating and investing in Wellstone Communities Inc. The first was to provide preferred stock investors with income from loans secured by residential and supportive communities. The residential communities are expected to include senior housing, moderate-income multi-family housing, moderate-income single family housing and student housing. Supportive communities would be daycare centers, private schools, charter schools and church buildings that can also house a school, daycare or other supportive community. We founded Wellstone Communities Inc. to offer convertible preferred stock to investors and use the proceeds to invest in loans that not only pay interest but may also provide Wellstone Communities Inc. a participation in any gains upon sale or refinancing the property.

Our other purpose for starting Wellstone Communities Inc. was to acquire or start a federally chartered bank. Cornerstone Ministries Investments, Inc. could not own a bank itself, because the level of debt in our capital structure would be a barrier. Bank regulators restrict the amount of debt that bank holding companies may incur. Originally, we expected Wellstone Communities, Inc. to begin, in 2004, a public offering of $50,000,000 in shares of its participating convertible preferred stock, at $10 per share. However, we have concluded that the proposed financial structure in the offering may not be the appropriate structure necessary to meet our goals; therefore, we have temporarily suspended the offering so we can analyze our options and possibly make changes to the equity structure of the offering. This decision will be made sometime in 2004.

Wellstone Financial Group, LLC

During 2001, we formed Wellstone Financial Group, LLC. At formation, we issued 500 shares of our Series A Convertible Preferred Stock (valued at $500,000) to Wellstone Financial Group, LLC, in exchange for a 100% interest in its equity and profits. Wellstone Financial Group is included in our consolidated financial statement and these shares have been eliminated in consolidation. Wellstone Financial Group assists non-profit entities secure financing from banks, bond underwriters and other sources for retirement, childcare, churches and church-related facilities. It receives consulting fees for completed financings. Wellstone Financial Group had no revenues in 2003 and we plan to dissolve it in 2004 and cancel the preferred stock it owns. It has not been able to retain the type of specialized employees necessary to develop its operations into a long-term profitable venture.

Item 2. Description of Property.

In February 2003, we moved our growing staff into a 4,400 square foot office building in Cumming, Georgia. We paid cash of $532,040 to purchase the building. We own two nearby office condominiums, on which there is a mortgage loan with a $180,194 balance as of December 31, 2003. They are leased to another company, for $2,400 a month. In our management's opinion, the properties are adequately insured.

Item 3. Legal Proceedings.

We are not a party to any pending legal proceeding. We are not aware that any of the properties covered by our mortgage loans is subject to any pending legal proceeding or that any governmental authority is contemplating any legal proceeding involving us or any of those properties.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

a) Items required by Item 201 and Item 701 of Regulation S-B:

o The Issuer's common stock has been approved for Tier II registration on the Chicago Stock Exchange, subject to meeting certain numerical requirements. There has not yet been any public trading in the Issuer's common stock. In 2003, the issuer sold 585 shares of its common stock at $6.50 per share to members of the Issuer's Board of Directors. We relied on Section 4(2) of the Securities Act for exemption of registration on these sales.

o The Issuer has no outstanding options, warrants or securities convertible into common stock as of December 31, 2003. There are an aggregate 82,899 shares of the Issuer's common stock owned by its directors and executive officers and any shareholder it knows to beneficially own 5% or more of the outstanding shares of its common stock. These shares could be sold under Rule 144. The Issuer has not agreed to register any shares under the Securities Act for sale by security holders.

o The Issuer has filed a Form SB-2 Registration Statement (No. 333-104810) in which the Issuer proposes to publicly offer 1,750,000 shares of its common stock at the same $6.50 price per share as in its initial public offering. There is no public trading and therefore no market price of the common stock that could be affected.

o     There are 660 holders of record of the Issuer's common stock.

o For the last two fiscal years, the Issuer has paid semi-annual cash dividends on its common stock, at annual rates of 10% on the $6.50 share price. Earnings are the only restriction that may limit the ability to pay dividends in the future.

b) The Issuer is not required to furnish the information pursuant to Rule 463 of the Securities Act of 1933.

c) No repurchases were made in the fourth quarter of 2003.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Selected financial data.

Please read the following selected financial data in conjunction with the rest of this "Management's Discussion and Analysis or Plan of Operation" and with our financial statements and related notes in this filing.

                                                     Year ended
                                                    December 31,
                                       2003            2002            2001
                                    -----------     -----------     -----------
Revenues                            $10,923,548     $ 6,909,340     $ 4,362,214
                                    -----------     -----------     -----------
Investor interest expense             7,246,202       4,154,997       2,726,524
Loan loss expense                       375,000             -0-             -0-
Marketing expenses                      630,508         494,042         229,154
Salaries, payroll taxes, benefits     1,013,730         674,384         470,469
Operating expenses                    1,091,962         849,105         631,458
                                    -----------     -----------     -----------
   Total expenses                    10,357,402       6,172,528       4,057,605
                                    -----------     -----------     -----------
Operating income                        566,146         736,812         304,609
Income tax provision                     87,266         124,204          57,489
                                    -----------     -----------     -----------
   Net income                       $   478,880     $   612,608     $   247,120

Overview of operations.

We have always focused on serving only faith-based organizations, mostly churches and their related schools. We also offer specialized programs for church and other non-profit sponsors of senior housing and affordable/moderate income housing programs. Nearly all of our earnings in the past came from financing church facilities. During the last quarter of 2000, we began to realize revenues from investment in senior and affordable/moderate income housing projects. We generate revenue from:

o     interest on loans

o     origination and renewal fees on loans

o     loan participation income

o     interest on securities

o     consulting fees

We currently charge a 5% to 10% fee on new loans, based upon expected terms, and renewal fees of as much as 5% of the outstanding balance of the renewing loan. Our interest rate on all new loans is currently from 9% to 10%. Some loans are participating loans, which enable us to receive income from the borrower when the borrower sells or refinances (with another lender) the property in which we provided the financing. The participation percentage varies between 25% and 33% of the borrower's gain.

Participating loans (all related to senior housing facilities) are classified as real estate joint venture investments if all of the following exist at the inception of the loan:

o The borrower does not have a substantial equity investment in the property.

o The Company does not have recourse to substantial tangible, saleable assets of the borrower other than the underlying collateral of the loan and there is no irrevocable letter of credit for a substantial amount of the loan.

o There is no take-out commitment for the full amount of the loan from a creditworthy, independent third-party.

o The facility does not have lease commitments which will provide sufficient cash flow to service normal principal and interest loan amortization.

Comparison of Periods Ended December 31, 2002 and December 31, 2003

General. Assets increased from $71,776,839 at December 31, 2002 to $94,728,347 at December 31, 2003 for an increase of $22,951,508 or 32%. This increase was as a result of the sale of Investor Certificates and Mortgage Participations of $20,104,324 and cash provided by operations of $3,130,394, decreased by dividends paid to common shareholders. With the additional cash received from the sale of Investor Certificates and Mortgage Participations and from operating activities, we originated new real estate loans and joint venture investments, net of principal payments received, of $17,968,802, purchased a new office building for $532,040, and invested an additional $1,216,250 in bond holdings. Total revenue increased for the year ended December 31, 2003 by $4,014,208 or 58% from $6,909,340 in

2002 to $10,923,548 in 2003. Net income for the year ended December 31, 2003 was $478,880 compared to $612,608 in 2002.

Total real estate loans and joint venture investments outstanding on December 31, 2003 was $82,723,500 compared to $64,754,698 on December 31, 2002 for an increase of $17,968,802 or 28%. This increase was a result of sales of investment certificates and mortgage participation agreements and the subsequent origination or refinancing of real estate loans and joint venture investments, as follows:

New loan originations                                               $ 3,375,747
Refinances on existing loans, net of principal received               4,363,037
New real estate joint venture investments made                       11,247,196
Decrease in existing real estate joint venture investments           (1,017,178)
                                                                    -----------
                                                                    $17,968,802
                                                                    ===========

All other assets composed primarily of cash, bond holdings, property and equipment, and unamortized debt issue costs were $12,004,847 as of December 31, 2003. Principal and interest payable on Investor Certificates and Mortgage Participation ("MP") Agreements increased $22,775,072 or 34% from $67,920,382 as of December 31, 2002 to $90,695,454 as of December 31, 2003. The Company has filed a registration statement with the Securities and Exchange Commission to sell up to $40,000,000 in additional Investor Certificates and $11,375,000 in Common Stock, which if approved, should continue the substantial increase in outstanding certificates and the investment in new loans.

Real estate loan and joint venture interest and fees earned. Interest income and fees from real estate loans and joint venture investments increased $3,300,956 (+55%) from $6,018,879 in 2002 to $9,319,835 in 2003. The increase was due to the following items:

Increase in average outstanding principal                           $3,179,019
   ($76,076,836 - 2003; $42,683,771 - 2002)
Decrease in weighted average interest rate                            (119,514)
   (9.52% - 2003; 9.80% - 2002)
Increase in loan fees recognized                                       241,451
                                                                    ----------
                                                                    $3,300,956
                                                                    ==========

The increase in average outstanding principal is due to the addition of 10 new real estate loans and joint venture investments in 2003 and with average outstanding principal of $8,043,100 and the refinancing of existing real estate loans and joint venture investments with average outstanding principal of $6,411,469. Also, the 16 new loans from 2002 were outstanding all of 2003 versus only part of 2002, increasing average outstanding principal by $18,938,496.

Loan participation and other income. For the year ended December 31, 2003, loan participation and other income increased $713,252 or 80% from $890,461 in 2002 to $1,603,713 in 2003. The increase is due to the following:


                                           2003          2002          Change
                                        ----------    ----------     ----------
Investment income                       $  350,071    $  502,842     ($ 152,771)
Loan participation and other income      1,253,642       387,619        866,023
                                        ----------    ----------     ----------
   Total                                $1,603,713    $  890,461     $  713,252

The Company's investment income is from the purchase of bonds used as permanent financing for projects the Company funded during their development and initial operations and from interest income on the Company's excess cash. The decrease in investment income is due to the September 30, 2002 sale of an undivided 50% interest in the Company's St. Lucie Co., FL bonds for $2,512,500. In September, 2003, the Company purchased $2,500,000 in bonds, which will cause future investment income to increase substantially compared to its current level.

Loan participation and other income increased in 2003 due to cash received from a borrower upon the sale of the borrower's senior housing facility in Largo, FL in which the Company held a participating loan which was classified as a real estate joint venture investment.

Investor interest expense. Investor interest expense for the year ended December 31, 2003 was $7,246,202, an increase of $3,091,205 or 74% compared to 2002's expense of $4,154,997. The increase is due to:

Increase in average outstanding principal, including                  $2,755,102
 interest payable subject to compounding
   ($79,210,846 - 2003; $47,687,944 - 2002)
Change in weighted average interest percentage                            10,111
   (8.74% - 2003; 8.71% - 2002)
Increase in average outstanding Mortgage Participation                   325,992
                                                                      ----------
Agreement principal                                                   $3,091,205
   ($3,259,920 - 2003; $0 - 2002)

Loan loss expense and allowance for loan losses. In the fourth quarter of 2003, as part of our regular loan grading and risk assessment process, we charged $375,000 to loan loss expense and increased our allowance for real estate loan losses to $375,000 from $0 as of December 31, 2002. Prior to 2003, we had not recognized an allowance for loan loss. Even though we have never incurred a loan write-off, we increased our loan loss allowance because of an increase in our family housing development loan portfolio's relative credit risk. The increased credit risk was caused by slower than expected new home sales in the fourth quarter of 2003, which is a result of slower than expected growth in the U.S. economy.

The allowance for loan loss increase that we made in 2003 is classified as a collective loan loss allowance. A collective loan loss allowance is recognized when the characteristics of a group of loans indicate that it is probable that a loss exists even though the loss cannot be identified with a specific loan. The allowance for loan losses is reviewed quarterly and increases or decreases will be made based on the results of these reviews.

As of December 31, 2003, one church loan with a carrying amount of $242,621 was considered impaired due to non-payment of interest. No specific impaired loan loss allowance was recorded because the carrying amount of the loan is less than the present value of expected future cash flows or the fair value of the collateral on the loan. No loans were considered impaired as of December 31, 2002.

As of December 31, 2003, allowance for loan losses as a percent of outstanding loan principal by loan type:


                                        Loan Loss        Outstanding
                                        Allowance         Principal         %
                                       ----------        -----------      -----
Family Housing Development Loans       $  375,000        $25,013,068       1.5%
Church Mortgage Loans                         -0-         13,526,028         0%
Senior Housing Mortgage Loans                 -0-          9,794,001         0%
Real Estate Joint Venture Investments         -0-         35,732,713         0%
                                       ----------        -----------      -----
  Total                                $  375,000        $84,065,810        .4%

Marketing expenses. Total expenses for the marketing of investor certificates for the year ended December 31, 2003 were $630,508 compared to $494,042 in 2002. The increase is due to:

                                       2003             2003           Change
                                    ----------      -----------      ---------
Debt issue cost amortization        $  510,924      $   345,191      $ 165,733
Compliance and registration             26,016            3,968         22,048
Promotion expense                       22,938           62,044        (39,106)
Other marketing costs                   70,630           82,839        (12,209)
                                    ----------      -----------      ---------
       Total                        $  630,508      $   494,042      $ 136,466

Debt issue cost amortization expense increased due to investor certificates and mortgage participations sold since December 31, 2002. This expense will continue to increase as new investor certificates are sold. Compliance and registration costs are up due to expenses incurred on the current registration statement that we have filed with the Securities and Exchange Commission. Promotion expenses and other marketing costs are down because we have had no investor certificates to sell since May, 2003.

Selling commissions paid to brokers for selling investor certificates and costs incurred to register investor certificates are paid in cash and charged as an expense over the term of the related certificates. The unamortized balance is classified as an asset on the Balance Sheet as "Unamortized debt issue costs". The balance was $1,772,631 and $1,004,705 as of December 31, 2003 and 2002,
respectively.

Operating and personnel expenses. Personnel expenses (salaries, payroll taxes, and benefits) increased $339,346 or 50% from $674,384 in 2002 to $1,013,730 in
2003. The increase is due to additional employees hired to handle the Company's growth in operations.

Starting in July 2003, the Company contracted with Cornerstone Capital Advisors ("CCA") to provide all administrative personnel services. The Company is paying CCA for its expenses (estimated at $1,100,000 over the next 12 months), which are expected to be similar to the expenses incurred by the Company had it continued its personnel support under previous arrangements. There is no fee schedule but the Company may elect to pay fees for good performance, which if paid, would be no more than 10% of the reimbursed expenses for the previous 12 months. The Company paid $318,619 to CCA during 2003, which is included in 2003's personnel expenses. In addition, the Board of Directors approved incentive compensation of $23,440 to CCA for its performance in 2003. This amount was accrued as a liability and charged to personnel expense in 2003 and paid in 2004. Prior to July 1, 2003, the employees were paid directly by the Company. On July 1, 2003, CCA hired all of our administrative employees and has billed us for the time spent on Company operations.

For the years ended December 31, 2003 and 2002, operating expenses were as follows:

                                           2003          2002        Change
                                       ----------    ----------    ----------
a) Trust service/paying agent fees     $  162,566    $  129,046    $   33,520
b) Consulting fees                        142,794        30,403       112,391
c) Audit, accounting & tax services       102,846        85,725        17,121
d) Legal fees                              99,186        60,201        38,985
e) Employee recruiting costs               46,335           -0-        46,335
f) Depreciation & amortization             56,695        20,628        36,067
g) Subsidiary registration costs          113,473           -0-       113,473
h) Broker-dealer start-up costs               -0-       129,885      (129,885)
i) Other operating expenses               368,067       393,217       (25,150)
                                       ----------    ----------    ----------
Total operating expenses               $1,091,962    $  849,105    $  242,857


The changes are due to the following:

    a) Trust service/paying agent fees increased due to the increase in outstanding investor certificates.

    b) Consulting fees - hired financial consultants to set up mortgage participation program, set-up cash flow and financing models which we are using to manage our cash and loan investments, and to explore possible new industries and strategies for our loan business. This expense will decrease in future periods as we do not expect to need this level of consulting in the foreseeable future.

    c) Audit, accounting & tax services - $8,155 is due to an audit of our subsidiary, Wellstone Communities, which was completed as part of their SB-2 filing with the Securities and Exchange Commission (see
          Note 12 on page F-15 of the financial statements for further details on this filing). The remainder is due to the increase in the size and complexity of our operations, which has increased the audit and quarterly review fees charged by our CPA.

    d) Legal fees increased as a result of our growth in operations (50%) and due to work related to the set-up of the mortgage participation program (50%).

    e) Employee recruiting costs - increased due to the hiring of additional employees needed to handle our growth.

    f) Depreciation & amortization - increased due to the purchase of a new office building and computers in 2003.

    g) Subsidiary registration costs - in the fourth quarter of 2003, we decided to suspend Wellstone Communities, Inc's (WCI) registration statement and not go forward with the filing. We spent $113,473 on this filing, which was charged to operating expense. Originally, WCI had planned to issue up to $50,000,000 in preferred stock to expand its operations and possibly purchase a bank. It was determined that this may not feasible given the structure that we were using; therefore, we decided to suspend the registration process.

    h) Broker-dealer start-up costs - in 2002, we spent $129,885 to set-up a broker-dealer subsidiary. We terminated the effort when we concluded that under the rules of the National Association of Securities Dealers, it would not be feasible for a subsidiary to market our own securities.

    i) Other operating expenses - decreased due to economies of scale that we have benefited from as our operations have increased.

Income tax provision. The income tax provision for the year ended December 31, 2003 was $87,266, compared to $124,204 for the year ended December 31, 2002. The decrease was due to a decrease in pre-tax income, partially offset by a decrease in tax-exempt bond interest. The Company's effective tax rate for the years ended December 31, 2003 and 2002 was 15.4% and 16.9%, respectively. A reconciliation of the Company's effective tax provision rate to the federal statutory rate is included in the attached "Notes to Consolidated Financial Statements" (Note 10).

Dividends. Dividends of $338,172 and $363,371 were declared in 2003 and 2002, respectively. The Company does not intend to declare future dividends that will create negative retained earnings.

Liquidity and Capital Resources

Cash flows from operations. Net cash provided by the Company's operations for the year ended December 31, 2003 was $3,130,394, which compares to $79,684 in net cash used by operations for the year ended December 31, 2002 for an increase in net cash provided by operations of $3,210,078. This difference was driven by increases in depreciation and amortization expense, deferred taxes, allowance for loan losses, and investor and mortgage participation interest payable, partially offset by a decrease in net income and changes in accrued real estate loan and joint venture interest and deferred loan fees.

Investor and mortgage participation interest payable increased $2,613,748 in 2003 due to an increase in outstanding debt and because approximately 25% of the Investor Certificate holders who purchased certificates in 2002 and 2003 have elected to reinvest the interest due to them each year and not receive the interest in cash until maturity.

Included in the 2003 and 2002 changes in accrued real estate loan and joint venture interest and deferred loan fee amounts is $797,589 and $675,019 in interest which was financed as part of loan principal. We receive monthly interest payments on our loans except when the terms of certain loans allow borrowers to finance interest payments while the collateralized property is under development or construction. A summary (by loan type) of the amount of net financed interest for the years ended December 31, 2003 and 2002 is as follows:

                                    2003            2002
                                  --------        --------
Family Housing Development        $339,820        $572,662
Church Construction                  8,684          65,009
Real Estate Joint Venture          449,085          37,348
                                  --------        --------
                                  $797,589        $675,019

The amount for 2003 represents interest accrued and financed in 2003, net of payments received in 2003 that were financed in previous years. 2002's amount represents interest accrued and financed in 2002, net of payments received in 2002 that were financed in previous years.

The 2003 decrease in family housing net financed interest is due to a major project in Mableton, Georgia moving out of the development phase and into the sales phase of the project offset by four smaller new projects that are now in the development phase.

The increase in real estate joint venture net financed interest is due to the origination of the Lewisville, Texas loan in the latter part of 2002. We financed as part of the loan's principal the first four months' interest in 2003 (approximately $295,000) because the facility was being renovated. We have received monthly interest payments thereafter. Also, another project in McKinney, TX started to finance interest payments in the fourth quarter of 2003 because they are now in the development phase of operations.

Cash flows from investing activities. The Company used $18,646,233 in cash from investing activities which is a decrease of $12,151,423 from $30,797,656 for the year ended December 31, 2002. The decrease was due to the following:

Decrease in real estate loans and joint venture investments made   ($ 6,940,993)
Increase in real estate loan and joint venture investment
   principal payments received                                       (9,536,881)
Increase in bonds purchased                                           2,500,000
Decrease in bonds redeemed or sold                                    1,317,500
Increase in fixed asset and real estate purchases                       508,951
                                                                   ------------
                                                                   ($12,151,423)
                                                                   ============

The decrease in real estate loans and joint venture investments made in 2003 is due to fewer sales of investor certificates in 2003 versus 2002. Please refer to the "cash flows from financing activities" section for additional information on the decrease in investor certificate sales.

The increase in principal payments received in 2003 was due to the pay-off of the Largo, Florida senior housing real estate joint venture investment and large pay-downs on a senior housing loan in Palm Bay, Florida and a senior housing real estate joint venture investment in St. Petersburg, Florida.

The Company currently has commitments and applications sufficient to invest its excess cash on hand.

During 2003, the Company purchased an office condominium for $532,040 to house its corporate offices and to provide additional office space for future growth.

Cash flows from financing activities. For the year ended December 31, 2003, the Company raised $20,104,324 from the sale of new Investor Certificates and Mortgage Participation Agreements, net of redemptions on existing certificates. This represents a decrease of $10,499,848 from net certificate sales of $30,604,172 for the year ended December 31, 2002. The decrease was due to the sale of all available registered Investor Certificates by May, 2003; therefore, no certificates were available to sell during the last seven months of 2003. The Company has filed a new registration statement with the Securities and Exchange Commission which, if approved, will significantly increase our future sales of Investor Certificates. The percentage of Investor Certificates and MP Agreements redeemed for cash compared to Investor Certificates and MP Agreements sold for the years ended December 31, 2003 and 2002 was 17.3% and 7.5%, respectively. Historically, over 80% of Investor Certificate maturities are re-issued as new certificates; however, until the new registration statement with the Securities and Exchange Commission is approved and we have new certificates to issue, all maturities will be paid in cash, which increased the percentage for 2003.

We have $9,672,380 in Investor Certificates coming due or redeemable upon demand in 2004 that could be reinvested in new certificates or paid, at the option of the investor. Our rate of reinvestment was over 80% from 1986 through 2002, which included periods of higher interest rates than those now prevailing. During 2003, the reinvestment rate dropped to 47% due to the sale of all available Investor Certificates in May, 2003. All certificates which matured after that date were redeemed in cash because the owners could not purchase new certificates. We expect the historical reinvestment rate to continue if approval of the present offering is received by the Securities and Exchange Commission, even if there are increases in the current low interest rates on government, bank and corporate debt.

Among the  measures we take to  mitigate  any demands for cash are:

o   Maintain a minimum cash balance, currently $4,000,000.

o   Have readily marketable loans that can be sold for par or a premium.

o Asking investors about their intentions at least 30 days before their bonds mature.

o   Have a bank willing to extend credit lines if needed.

o   Spread maturity dates throughout the year.

o Limit each investor to not more than $500,000 maturing in any three-month period.

We believe that cash on hand, cash generated by operations and expected refinancing and pay-offs of existing loans, will be sufficient to meet our financing and capital needs for the coming year. The amount and timing of our future capital requirements will depend on factors such as the origination and funding of new investments, any opportunities for acquisitions of related businesses and the overall success of our marketing efforts for certificates, shares and any other securities.

Comparison of years ending December 31, 2001 and December 31, 2002

General. Assets increased from $41,041,001 at the end of 2001 to $71,776,839 at the end of 2002 as a result of the sale of our certificates. Total revenues for 2001 were $4,362,214 and were $6,909,340 for 2002. Net income for these periods, before dividends but after taxes, was $247,120 for 2001 and $612,608 for 2002.

Our investments in real estate loans and joint venture investments outstanding were $30,429,046 on December 31, 2001 and $64,754,698 on December 31, 2002. Our
other assets at the end of 2002 included $2,734,162 in bond holdings (including accrued interest) and $1,500,499 in cash. The amount of our investor certificates and accrued interest increased from $37,643,733 at December 31, 2001 to $67,920,382 a year later.

Real estate loan and joint venture interest and fees earned. We received $6,018,879 in loan interest and fees earned during 2002, compared to $3,868,429 in 2001, for an increase of $2,150,450, or 56%. This increase resulted from 16 new real estate loans and joint venture investments originated in 2002, for a total of $30,383,224, and a $3,707,726 increase in funding of existing loans. The increase is the result of additional loans being made during the course of the year out of increased funds arising from the sale of certificates, and from refinancing of existing loans by third parties. The weighted average interest rate on the loan balances at December 31, 2002 was 9.46% compared to 9.30% at December 31, 2001. This increase resulted from a higher proportion of our loan portfolio being in senior housing loans, which earn a higher origination fee.

Loan participation and other income. We own two office condominiums that are leased to others. We have disposed of all but one of the investment properties we had acquired before the year 2000. None of our participating loans had sold property during the course of the two years. Most of our other income is interest from our purchase of bonds used as permanent financing for projects we had funded during their development and initial operations. We owned $2,571,250 of bonds at December 31, 2002 and $5,172,500 at December 31, 2001.

Investor interest expense. Interest expense increased $1,428,473, or 52%, from $2,726,524 in 2001 to $4,154,997 in 2002. The increase in interest expense resulted from the sale of $30,604,172 of Investor Certificates, net of redemptions during 2002. The weighted average interest rate for all the investor certificates at December 31, 2002 was 8.60% compared to 8.74% at December 31, 2001. The decrease was attributable to the favorable certificate mix of 5%, 7% and 9% rates.

Marketing expenses. Total expenses for marketing our certificates in 2002 were $494,042 versus $229,154 in 2001. The increase is due to an increase in debt issue cost amortization of $215,246, an increase in legal and consulting expenses of $53,465, and a decrease in other marketing costs of $3,823. The increases were due to an 80% increase in investor certificates outstanding at the end of 2002 versus 2001. Although our expenses increased in 2002, our marketing expenses as a percent of new certificates sold decreased from 2.3% in 2001 to 1.5% in 2002.

Selling commissions paid to brokers for selling investor certificates and costs incurred to register investor certificates are paid in cash and charged as an expense over the term of the related certificates, generally five years. The unamortized balance is classified as an asset on the Balance Sheet as "Unamortized debt issue costs". The balance was $1,004,705 and $576,470 as of December 31, 2002 and 2001, respectively. Debt issue cost amortization expense was $345,191 and $129,945 for 2002 and 2001, respectively. We have not paid significant amounts for marketing our lending capabilities because of the continuing requests for financing with which we have been approached.

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

Operating expenses increased $217,647 or 34.5% from $631,458 to $849,105 for the years ended December 31, 2001 and 2002, respectively. The increase is due to higher occupancy expenses related to the increased number of employees and an increase in record-keeping and trustee services for our securities. Also, in 2002, we took steps toward creating a registered securities broker-dealer subsidiary to market our securities. We terminated the effort when we concluded that, under rules of the National Association of Securities Dealers, it would not be feasible for a subsidiary to market our own securities. We incurred start-up expenses of $129,885 related to this effort, which are included in operating expenses for 2002.

Income tax provision. Income tax expense for the period ending December 31, 2002 was $124,204 compared to an expense of $57,489 for the period ending December 31, 2001. This change resulted from an increase in the Company's pre-tax income in 2002, partially offset by a $263,455 increase ($407,903 in 2002 and $144,448 in 2001) in tax-exempt bond interest income. The effective tax rate for 2002 was 16.9%, compared to 18.9% for 2001. A reconciliation of the Company's effective tax rate to the federal statutory rate is as follows:

                                              2001            2002
                                              -----           -----
Statutory federal rate                         35.0%           35.0%
Effect of graduated federal rates              (3.9%)          (1.0%)
State taxes, net of federal benefit             3.7%            3.7%
Effect on tax-exempt bond interest            (16.1%)         (20.6%)
Other, net                                       .2%            (.2%)
                                              -----           -----
Effective tax rate                             18.9%           16.9%

Dividends. We paid $363,371 in dividends on our common stock during 2002 versus $360,735 in 2001.

Liquidity and Capital Resources

Cash flows from operations. Net cash used by operations was $79,684 in 2002, while cash provided by operations was $710,523 in 2001. This decrease in cash provided by operations is due to changes in investor interest payable and accrued real estate loan and joint venture interest and deferred loan fees, partially offset by increases in net income, depreciation and amortization expense and an increase in accounts and other payables.

The change in investor interest payable was due to an increase in investor certificate redemptions in 2002. Redemptions increased interest payments because approximately 25% of our investors elected to reinvest the interest due to them each year and not receive the interest in cash until maturity or redemption. The change in accrued real estate and joint venture interest and deferred loan fees is due to the increase in real estate loans and joint venture investments outstanding at the end of 2002 versus 2001.

Cash flows from investing activities. We used $30,797,656 in investing activities in 2002, up from $8,841,521 for the year-earlier period. The increase resulted primarily from approximately $15 million more real estate loans and joint venture investments made in 2002, approximately $15 million more principal payments received in 2001, offset by the purchase of bonds in 2001 and the sale of bonds in 2002. We currently have commitments and applications sufficient to invest the cash on hand. At December 31, 2002, we had requests for loans of approximately $1.3 million for churches, $1.2 million for senior housing and $3.5 million for low to moderate income housing.

Cash flows from financings activities. During 2002, $30,604,172 was raised from the sale of new certificates, after subtracting the amount of outstanding securities redeemed. The net new capital raised from certificate sales in 2001 was $9,121,904. This increase is due to higher than expected demand for our Series D Investor Certificates which became available in May, 2002.

Item 7. Financial Statements.

For the information required by this item, please see Financial Statements beginning on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with the Issuer's certified public accountants.

Item 8A. Controls and Procedures.

    (a) Evaluation of Disclosure Controls and Procedures. The Company maintains a system of "disclosure controls and procedures" (as defined in Rules 13a -- 15 and 15d -- 15 under the Securities Exchange Act of
          1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner of material information required to be included in the Company's periodic Securities and Exchange Commission filings.

    (b)   Changes  in  Internal   Controls.   Since  the  evaluation   date,  no
          significant changes were made to the Company's internal controls or other factors that could significantly affect these controls.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our board of directors is elected by our shareholders.  The board is responsible
for  setting  policies  and  for  hiring  and  retaining  management.   This  is
information about our directors and officers.

Name, residence address        Age                    Responsibility
-----------------------        ---                    --------------

Cecil A Brooks                 72                Director, Chairman of the
10206 Big Canoe                                  Board, President, CEO
Jasper, GA 30143

John T. Ottinger               49                Director, Vice President, COO,
923 Spring Glen Place                            Secretary and Treasurer
Suwanee, GA 30024

Taylor McGown                  66                Director, Vice Chairman,
10741 Big Canoe                                  Member of the Loan committee
Jasper, GA  30143

Henry Darden                   71                Director, Member of the
614 Beverly Dr.                                  Audit Committee
Brandon, FL  33510

Irving B. Wicker               78                Director, Member of the
132 Eswick Drive                                 Audit Committee
Prattville, AL 36067

Directors are elected for three-year terms. Messrs. McGown and Wicker will serve until the annual meeting in 2004, Messrs. Ottinger and Brooks until the meeting in 2005 and Mr. Darden until the 2006 meeting.

Cecil A. Brooks has served in these capacities since Cornerstone Ministries Investments, Inc. was founded. He graduated from Mercer University in 1952. After a varied career in sales and management, including real estate sales and development, he graduated from Reformed Seminary in 1975. He served as pastor of Trinity Presbyterian Church in Miami, Florida and on the staff of Mission to North America of the Presbyterian Church of America from 1983 to 1994. He formed the Investors Fund for Building and Development (the predecessor to Presbyterian Investors Fund, Inc.) in 1985 and served as President from its inception to its merger with us. Mr. Brooks has served on the boards of a number of non-profit organizations concerned with foreign missions and housing for the elderly. Mr. Brooks has over 17 years experience in all areas of the church mortgage lending and development business. Mr. Brooks has also worked closely with church bond underwriters and broker-dealers in the church lending market. He has been a director since 1985.

John T. Ottinger, Jr. has served as Vice President and Secretary/Treasurer since Cornerstone Ministries Investments, Inc. was founded. Mr. Ottinger is also our Chief Financial Officer and became our Chief Operating Officer in 2000. He graduated from the University of Delaware in 1976 and spent eight years in the lodging industry. Mr. Ottinger has served as pastor of an established church as well as organizing pastor in North Carolina. He joined the Presbyterian
Investors Fund, Inc. staff in 1985. Mr. Ottinger has 17 years of extensive experience in church lending. He has been a director since 1996.

Taylor McGown has served as a director since 1985. He graduated from the University of Memphis in 1976 and received a Master of Divinity degree from Reformed Theological Seminary in 1979. Mr. McGown served a number of pastorates in a variety of capacities as well as serving as Director of Palmer Children's Home. He is currently a self employed registered representative and investment advisor. He was a registered representative and investment consultant with IFG in Atlanta, Georgia from 1996 until 2002.

Henry Darden has served as a director since 1992. He received a Bachelor of Science degree in forestry management from the University of Georgia in 1955 and an AA in real estate from the City College of Chicago in 1970. He is a Distinguished Graduate of the Industrial College of the Armed Forces. Mr. Darden retired in 1982 as a Lieutenant Colonel with the United States Air Force. Since then, he has been a self-employed financial and tax consultant.

Irving B. Wicker has served as a director since 1990. He graduated from the University of Maryland in 1959 and received a Masters Degree from George Washington University in 1963. He retired in 1969 as a Lieutenant Colonel in the United States Air Force. Mr. Wicker was self-employed as a real estate broker and financial planner from 1969 until he retired in 2000.

Independent directors

Decisions involving Cornerstone Capital Advisors, Inc. or Wellstone Communities Inc. require the approval of a majority of the independent directors, as well as a majority of the full board. We define an independent director as one who is not an officer or director of Cornerstone Capital Advisors, Inc. or Wellstone Communities Inc., nor a ten-percent or more owner of either of them. We consider Messrs. McGown, Darden and Wicker to be independent directors. We will maintain at least two independent directors on our board.

Committees

Audit Committee. Two independent directors, Messrs. Darden and Wicker, are the audit committee. The audit committee will make recommendations concerning the engagement of independent public accountants, review their independence, the services they provide and the results of the audit engagement. The audit committee will also consider the range of audit and non-audit fees and review the adequacy of our internal accounting controls. We plan to appoint, by May of 2004, a director and audit committee member who is a "financial expert," as defined by regulations adopted under the Sarbanes-Oxley Act of 2002.

Loan and Investment Committee. The board has established a loan and investment committee consisting of Messrs. Brooks, Ottinger, Darden and McGown and having a quorum of three members. The committee will review and may approve loans and investments of up to $500,000 on behalf of the board, in accordance with the loan and investment policies as adopted and amended by the board from time to time. Any individual loans or investments in excess of the committee's authority will be subject to approval by the entire board.

Meetings and compensation of directors

The directors meet at least annually and more often as needed. The audit committee meets at least once annually. The loan and investment committee meets as required. Directors receive $250 for each conference call board and committee meeting they attend and $500 for each face-to-face meeting attended. We reimburse them for travel expenses to attend meetings.

Indemnification of directors and officers and limitation of their liability

Officers or directors are not liable to Cornerstone Ministries Investments, Inc. or its shareowners, under Georgia law, if they acted in a manner they believed in good faith to be in or not opposed to Cornerstone Ministries Investments, Inc.'s best interests. They are not liable in any criminal proceeding if they had no reasonable cause to believe their conduct was unlawful. As permitted by Georgia law, we will indemnify our officers and directors against liability and their defense costs in any proceeding in which they have been successful or where the directors who are not involved determine that the applicable standard of conduct has been met. We will pay reasonable expenses, including attorneys' fees, incurred by directors or officers in advance of the final disposition of a proceeding, if they furnish written affirmation of good faith belief that they have met the applicable standard of conduct, together with a written promise to repay any advances if it is determined they are not entitled to indemnification. Insofar as indemnification for liabilities arising under the federal Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, the small business issuer has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy expressed in the Act and is, therefore, unenforceable. We carry insurance against the liability of our officers and directors.

Code of Ethics

The registrant has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy is attached to this report as exhibit 99.2. The registrant will furnish a copy to any person, without charge, upon request made to the registrant at 2450 Atlanta Highway, Suite 904, Cumming, GA 30040.

Section 16(a) Beneficial Ownership Reporting Compliance

No directors, officers or beneficial owners of more than 10% of the registrant's Common Stock was required to file reports as required by section 16(a) of the Exchange Act during the two most recent fiscal years.

Item 10. Executive Compensation.

This summary compensation table shows all compensation paid to our two executive officers during 2002 and 2003:

                                                                                    Annual
                                                                                  compensation
 Name and principal position                                           Year          Salary
 ---------------------------                                           ----          ------
 Cecil A. Brooks, Chairman of the Board, President and CEO             2002        $150,000
                                                                       2003         200,000
 John T. Ottinger, Vice president, Secretary, Treasurer and COO        2002         100,000
                                                                       2003         150,000

Their services for 2004 will be included in the administrative services agreement with Cornerstone Capital Advisors, Inc. Neither we nor CCA have employment agreements with them or any other employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table shows the beneficial ownership of our common stock on December 31, 2003, for shares owned by:

(i) each of our directors and executive officers,

(ii) each shareowner we know to own beneficially 5% or more of the outstanding shares of our common stock and

(iii) all directors and officers as a group.

We believe that the beneficial owners of the common stock listed below, based on information they furnished, have sole investment and voting power over their shares, subject to community property laws where applicable.

Name and address of                       Number of Shares     Percentage of Total Common
Beneficial Owner                         Beneficially Owned     Stock Beneficially Owned
Cecil A. Brooks                                1,953                     *
10206 Big Canoe
Jasper, GA 30143

John T. Ottinger                               6,918                    1.3%
923 Spring Glen
Place Suwanee, GA 30024

Taylor McGown                                  1,800                     *
10741 Big Canoe
Jasper, GA 30143

Irving B. Wicker                               2,000                     *
132 Eswick Drive
Prattville, AL 36067

Henry Darden                                   1,000                     *
614 Beverly Dr
Brandon, FL 33510

Church Growth Foundation, Inc.                69,228                   13.0%
635 Willowbrook Run
Alpharetta, GA 300022

All directors and executive officers
as a group (5 Persons)                        13,671                    2.6%
* less than one percent.


Item 12. Certain Relationships and Related Transactions.

We caused Wellstone Communities Inc. to be incorporated on November 20, 2002, for the purpose of its initially being a wholly-owned subsidiary and then for it to raise capital from the sale of preferred stock and to invest that capital in ways not feasible for us, that is, in loans that could participate in the borrower's gain on resale or refinance and in owning a bank. On December 4, 2002, we purchased 38,000 shares of Wellstone Communities Inc.'s common stock in exchange for $380,000. We paid for the shares by funding a loan Wellstone Communities Inc. had made that day. With this transaction, we became owner of 100% of Wellstone Communities Inc.'s common stock. Under federal and state securities laws, we would be defined as Wellstone Communities Inc.'s "promoter." On December 31, 2002 we purchased 2,000 shares of Wellstone Communities Inc.'s common stock, for $20,000 cash. On January 23, 2003 we purchased 60,000 shares of Wellstone Communities Inc.'s common stock, for $600,000 cash. The $10 per share price for common stock was agreed to by our directors and the directors of Wellstone Communities Inc. On January 23, 2003, we sold two loans to Wellstone Communities Inc. for a total of $591,003, which was the principal balance on those loans at the purchase date. We had made the loans in January and March 2002. In October of 2003, we purchased an additional 36,250 shares of Wellstone Communities' common stock for $362,500.

On July 1, 2003, we entered into an administrative services agreement with Cornerstone Capital Advisors, Inc. ("CCA") for it to provide our administrative services. We will pay Cornerstone Capital Advisors, Inc. expense reimbursements, estimated at $1,100,000 in the next 12 months, and may pay incentive compensation for good performance, which will be no more than 10% of the expenses reimbursed. The agreement is for renewable one-year terms and may be terminated by either party upon 60 days' written notice. Our two officers, Cecil
A. Brooks and John T. Ottinger, are also officers and directors of Cornerstone Capital Advisors, Inc. We paid CCA $318,619 under this agreement in 2003. Also, the Board of Directors approved incentive compensation of $23,440 to CCA for good performance in 2003. This amount was accrued as a liability and charged to earnings in 2003 and paid in 2004.

On February 12, 2003, we engaged Cornerstone Direct Public Offerings, LLC to provide legal and administrative services for our SB-2 Registration Statement filing with the Securities and Exchange Commission. The service fee was $75,000. Two of our directors' serve on the Board of Directors of Cornerstone Direct Public Offerings' majority owner, Cornerstone Group Holdings, Inc. Wellstone Communities, Inc. engaged Cornerstone Direct Public Offerings LLC on the same terms for its proposed offering of preferred stock.

All material affiliated transactions and loans are made or entered into on terms that are no less favorable to us than those that can be obtained from unaffiliated third parties and must be approved by a majority of our independent directors who do not have an interest in the transactions and who were offered access, at our expense, to our lawyer or independent legal counsel. We do not make loans to our officers or directors.

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

      99.2  Code of Ethics

   (b) No report on Form 8-K was filed during the last quarter of the period covered by this report.

Item 14.  Principal Accountant Fees and Services.

The Board of Directors selected Robert N. Clemons CPA, PA, an independent certified public accounting firm, as the auditors of the financial statements for the fiscal year ended December 31, 2003. No member of this firm has a financial interest in Cornerstone Ministries Investments, Inc. All of the services described below were approved by our audit committee and the Board of Directors.

Audit Fees. Fees for services rendered in connection with the audit of our annual financial statements, the review of financial statements included in our Form 10-QSB's and for services that are normally provided by the accountant in connection with statutory and regulatory filings were $67,724 and $31,090 for the years ended December 31, 2003 and 2002, respectively.

Tax Fees. Fees for tax services, including preparation of our tax returns and tax-related matters were $4,500 and $4,656 for the years ended December 31, 2003 and 2002, respectively.

All Other Fees. Fees for the preparation and review the financial sections of our Form SB-2 Registration Statements were $34,146 and $0 for the years ended December 31, 2003 and 2002, respectively.

All hours expended on the accountant's engagement to audit our financial statements were attributed to work performed by Robert N. Clemons CPA, PA's full-time, permanent employees.

                                   SIGNATURES

In accordance with Section 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CORNERSTONE MINISTRIES INVESTMENTS, INC. (Issuer)

                               By  S/Cecil A. Brooks              March 28, 2004
                                   ------------------------------
                                   Cecil A. Brooks, Chief Executive Officer

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

          Signature                             Title                                 Date
          ---------                             -----                                 ----

/s/ Cecil A. Brooks              Chief Executive Officer, President and          March 28, 2004
-----------------------------    Chairman of the Board of Directors
  Cecil A. Brooks

/s/ John T. Ottinger             Vice President, Chief Operating Officer,        March 28, 2004
-----------------------------    Chief Financial Officer, Secretary,
    John T. Ottinger             Treasurer  and Director
                                 (Principal financial and accounting officer)

*/s/ Taylor McGown               Director                                        March 28, 2004
-----------------------------
     Taylor McGown

*/s/ Jayme Sickert               Director                                        March 28, 2004
-----------------------------
     Jayme Sickert

*/s/ Henry Darden                Director                                        March 28, 2004
-----------------------------
     Henry Darden

*/s/ Irving B. Wicker            Director                                        March 28, 2004
-----------------------------
     Irving B. Wicker

By: */s/ Cecil A. Brooks,        attorney-in-fact                                March 28, 2004
-----------------------------
       Cecil A. Brooks

                           ROBERT N. CLEMONS, CPA, PA
                                   PO BOX 1670
                           DELAND, FLORIDA 32721-1670

To The Board of Directors
Cornerstone Ministries Investments, Inc.

                          Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of Cornerstone Ministries Investments, Inc. & Subsidiaries as of December 31, 2003, 2002 & 2001 and the related consolidated statements of income, changes in stockholder's equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Ministries Investments, Inc. & Subsidiaries as of December 31, 2003, 2002 & 2001 and the results of their operations, changes in their stockholder's equity and their cash flows for the year then ended in conformity with generally accepted accounting principles.



S/ Robert N. Clemons, CPA, PA
DeLand, Florida
March 18, 2004

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003, 2002 and 2001

                                                          2003              2002              2001
                                                      ------------      ------------      ------------
ASSETS
Cash and cash equivalents                             $  4,389,851      $  1,500,499      $  2,907,457
Loans in process                                           118,504           359,020           454,584
Real estate loans, net                                  47,877,277        40,138,493        22,209,156
Real estate joint venture investments, net              34,846,223        24,616,205         8,219,890
Bond holdings and accrued interest                       4,001,333         2,734,162         5,320,114
Property and equipment, net                                873,101           320,337           266,655
Refundable income taxes                                     42,617                --                --
Deferred tax asset, net                                         --           274,233           243,478
Goodwill                                                   450,997           450,997           450,997
Unamortized debt issue costs                             1,772,631         1,004,705           576,470
Real estate held for investment                            340,000           340,000           331,513
Other assets                                                15,813            38,188            60,687
                                                      ------------      ------------      ------------

TOTAL ASSETS                                          $ 94,728,347      $ 71,776,839      $ 41,041,001
                                                      ============      ============      ============

LIABILITIES
Investor certificates and accrued interest            $ 84,562,645      $ 67,920,382      $ 37,643,733
Mortgage participations and accrued interest             6,132,809                --                --
Accounts and other payables                                267,806           339,120           132,178
Common dividends payable                                   169,087           168,640           171,834
Building mortgage                                          180,194           189,226           197,194
Capital lease obligation                                    13,632                --                --
Deferred taxes payable                                     171,443                --                --
                                                      ------------      ------------      ------------

TOTAL LIABILITIES                                       91,497,616        68,617,368        38,144,939
                                                      ------------      ------------      ------------

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, no par
  value; 235,000 shares authorized, no
  shares issued and outstanding                                 --                --                --
Common Stock, $0.01 par value; 10 million shares
  authorized; 531,528, 530,943 and 528,721 shares
  issued and outstanding                                     5,315             5,309             5,287
Paid in capital                                          3,297,435         3,293,641         3,279,491
Retained earnings (deficit)                                  1,229          (139,479)         (388,716)
Treasury stock                                             (73,248)               --                --
                                                      ------------      ------------      ------------

TOTAL SHAREHOLDERS' EQUITY                               3,230,731         3,159,471         2,896,062
                                                      ------------      ------------      ------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                 $ 94,728,347      $ 71,776,839      $ 41,041,001
                                                      ============      ============      ============

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2003, 2002 and 2001

                                                             2003            2002           2001
                                                         -----------     -----------     -----------
REVENUES
Real estate loan and joint venture interest and fees     $ 9,319,835     $ 6,018,879     $ 3,868,429
Loan participation and other income                        1,603,713         890,461         493,785
                                                         -----------     -----------     -----------

TOTAL REVENUES                                            10,923,548       6,909,340       4,362,214
                                                         -----------     -----------     -----------

EXPENSES
Investor interest expense                                  7,246,202       4,154,997       2,726,524
Loan loss expense                                            375,000              --              --
Marketing expenses                                           630,508         494,042         229,154
Salaries, payroll taxes, and benefits                      1,013,730         674,384         470,469
Operating expenses                                         1,091,962         849,105         631,458
                                                         -----------     -----------     -----------

TOTAL EXPENSES                                            10,357,402       6,172,528       4,057,605
                                                         -----------     -----------     -----------

Income Before Provision For Income Taxes                     566,146         736,812         304,609

Income Tax Provision                                          87,266         124,204          57,489
                                                         -----------     -----------     -----------

NET INCOME                                               $   478,880     $   612,608     $   247,120
                                                         ===========     ===========     ===========

Basic and Diluted Earnings
 per Common Share                                        $      0.92     $      1.16     $      0.51

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2003, 2002 and 2001

                                                                                                             RETAINED
                                               COMMON STOCK:         PAID-IN     PREFERRED    EARNINGS      TREASURY       TOTAL
                                           SHARES       AMOUNT       CAPITAL       STOCK      (DEFICIT)       STOCK        EQUITY
                                        ----------    ----------    ----------   ----------   ----------    ----------   ----------
BALANCE, DECEMBER 31, 2000                 397,227    $    3,972    $2,426,103   $       --   $ (275,101)   $       --   $2,154,974
Net income                                                                                       247,120                    247,120
Common stock issued                        131,494         1,315       853,388                                              854,703
Dividends declared                                                                              (360,735)                  (360,735)
                                        ----------    ----------    ----------   ----------   ----------    ----------   ----------

BALANCE, DECEMBER 31, 2001                 528,721    $    5,287    $3,279,491   $       --   $ (388,716)   $       --   $2,896,062
Net income                                                                                       612,608                    612,608
Common stock issued                          2,222            22        14,150                                               14,172
Dividends declared                                                                              (363,371)                  (363,371)
                                        ----------    ----------    ----------   ----------   ----------    ----------   ----------

BALANCE, DECEMBER 31, 2002                 530,943    $    5,309    $3,293,641   $       --   $ (139,479)   $       --   $3,159,471
Net income                                                                                       478,880                    478,880
Common stock issued                            585             6         3,794                                                3,800
Dividends declared                                                                              (338,172)                  (338,172)
Treasury stock acquired (11,269 shares)                                                                        (73,248)     (73,248)
                                        ----------    ----------    ----------   ----------   ----------    ----------   ----------

BALANCE, DECEMBER 31, 2003                 531,528    $    5,315    $3,297,435   $       --   $    1,229    $  (73,248)  $3,230,731
                                        ==========    ==========    ==========   ==========   ==========    ==========   ==========

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003, 2002 and 2001

                                                                               2003              2002              2001
                                                                           ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $    478,880      $    612,608      $    247,120
Adjustments to reconcile net income to cash
 from operations-
Depreciation and amortization                                                   567,619           365,819           142,116
Changes in-
Loans in process                                                                240,516          (154,436)         (387,499)
Accrued bond interest, net                                                      (50,921)          (15,298)               --
Accrued real estate loan/joint venture interest and deferred loan fees       (1,505,568)         (759,540)          101,449
Allowance for loan losses                                                       375,000                --                --
Deferred taxes                                                                  445,676           (30,755)          (99,368)
Refundable income taxes                                                         (42,617)               --                --
Investor and mortgage participation interest payable                          2,613,748          (327,523)          825,088
Accounts and other payables                                                     (14,314)          206,942           (64,234)
Other assets                                                                     22,375            22,499           (54,149)
                                                                           ------------      ------------      ------------

NET CASH PROVIDED (USED) BY OPERATIONS                                        3,130,394           (79,684)          710,523
                                                                           ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made                                                      (16,377,539)      (18,785,460)      (15,158,994)
Real estate loan principal payments received                                  8,166,950         1,462,869        19,545,760
Real estate joint venture investments made                                  (14,180,666)      (18,713,738)       (8,168,373)
Real estate joint venture investment principal payments received              5,553,021         2,720,221                --
Bonds purchased                                                              (2,500,000)               --        (5,025,000)
Bonds redeemed or sold                                                        1,283,750         2,601,250           126,000
Property and equipment purchased                                               (591,749)          (74,311)         (124,900)
Real estate costs capitalized                                                        --            (8,487)          (36,014)
                                                                           ------------      ------------      ------------

NET CASH USED BY INVESTING ACTIVITIES                                       (18,646,233)      (30,797,656)       (8,841,521)
                                                                           ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates sold                                                   18,444,677        33,099,017         9,888,651
Investor certificates redeemed                                               (4,208,816)       (2,494,845)         (766,747)
Bond fund redemptions                                                                --                --          (474,145)
Mortgage participation agreements sold                                        5,868,463                --                --
Debt issue costs paid                                                        (1,278,850)         (795,928)         (304,412)
Building mortgage principal payments                                             (9,032)           (7,968)               --
Capital lease principal payments                                                 (4,078)               --                --
Common stock issued                                                               3,800            14,172           854,703
Dividends paid                                                                 (337,725)         (344,066)         (340,875)
Treasury stock acquired                                                         (73,248)               --                --
                                                                           ------------      ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                    18,405,191        29,470,382         8,857,175
                                                                           ------------      ------------      ------------

Net change in cash and cash equivalents                                       2,889,352        (1,406,958)          726,177
Cash and cash equivalents at beginning of period                              1,500,499         2,907,457         2,181,280
                                                                           ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  4,389,851      $  1,500,499      $  2,907,457
                                                                           ============      ============      ============

Supplemental Information-
  Interest paid during the period                                          $  4,643,972      $  4,499,470      $  1,916,134
  Income taxes paid during the period                                      $         --      $         --      $    234,460
Non-cash transactions-
  Fixed asset lease financing                                              $     17,710      $         --      $         --
  Investor certificates matured and re-invested                            $  3,800,364      $ 13,926,147      $  4,025,418
  Loan interest financed and included in loan principal                    $    797,589      $    675,019      $         --

SEE ACCOMPANYING NOTES

             CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements include the accounts of Cornerstone Ministries Investments, Inc., Wellstone Communities, Inc. and Wellstone Financial Group, LLC (collectively "The Company"). The Company originates and purchases mortgage loans made to faith-based organizations. The Company offers specialized programs for churches, not-for-profit sponsors of senior housing and affordable housing programs. The Company also invests in other real estate projects for the purpose of selling at a profit, or leasing. Substantially all of the Company's loans and investments are in projects located in the Southeastern United States. On February 12, 2003 the Board of Directors approved amending the Articles of Incorporation and changed the name of the Company from "PIF/Cornerstone Ministries Investments, Inc." to "Cornerstone Ministries Investments, Inc."

Cash and cash equivalents include checking accounts and short-term certificates with original maturities of 90 days or less.

Real estate loans and senior housing loans classified as real estate joint venture investments include unpaid principal and accrued interest balances net of deferred loan fees and unearned discounts, less an allowance for loan losses. Interest income is recognized monthly on the accrual basis in accordance with loan terms. Interest income is recognized on the cash basis for loans with a recorded impairment loss (other than restructured loans) and the possibility of future loss considered remote. If the possibility of future loss is not remote, then interest income is not recognized and interest payments are credited to outstanding loan principal. Loan origination fees are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on non-accrual status. Interest income and loan fees recognized from real estate loans and senior housing loans classified as real estate joint venture investments are reported as "real estate loan and joint venture interest and fees" in the accompanying Consolidated Statements of Income.

The Company receives monthly interest payments on its real estate loans and senior housing loans (classified as real estate joint venture investments) except when the terms of a loan allow a borrower to finance interest payments. Interest is financed in the following circumstances:

      o Family housing loans may finance interest while the project is in the development and pre-sales phase, which normally lasts six to 18 months depending on the size of the project. The Company receives the financed interest as the borrower sells homes in the development.

      o Church construction loans may finance interest while the church building is under construction. This takes three to nine months, depending on the size of the building. When the building is operational, the financed interest from the construction phase is included in the loan's principal amount and the Company begins receiving monthly interest payments from the borrower.

      o Senior housing loans may finance interest during the construction/renovation stage of the borrower's operations. This takes two to six months, depending on the size of the project. When the facility is operational, the financed interest from the construction/renovation stage is included in the loan's principal amount and the Company begins receiving monthly interest payments from the borrower.

Senior housing loans are classified as real estate joint venture investments if the Company participates in a property's residual profits and all of the following exist at the inception of the loan:

      o The borrower has title but not a substantial equity investment in the property.

      o The Company does not have recourse to substantial tangible, saleable assets of the borrower other than the underlying collateral of the loan and there is no irrevocable letter of credit for a substantial amount of the loan.

      o There is no take-out commitment for the full amount of the loan from a creditworthy, independent third-party.

      o The facility does not have lease commitments which will provide sufficient cash flow to service normal principal and interest loan amortization.

The Company normally provides all or substantially all of the funding (directly or through loan guarantees) for the acquisition and development of these facilities, which are owned by non-profit entities. The Company participates in the residual profits of these properties through loan participation agreements, which enable the Company to receive income from the borrower when the property in which the Company provided financing is sold or refinanced with another lender. The participation is between 25% and 33% of the borrower's gain. Loan participation income is recognized when the borrower's sale or refinancing is completed and the Company receives cash from the borrower.

Loans in process are amounts advanced or expended on behalf of borrowers prior to completion of the loan documentation. Interest is not accrued on these amounts until the loan documentation is complete and the borrower acknowledges the debt and associated interest. Substantially all of these expenditures are converted to loans within one year or less.

Unamortized debt issue costs include the costs and commissions associated with issuing Investor Certificates and Mortgage Participation Agreements. These costs are being amortized on a straight-line basis over the term of the associated debt, principally five years.

The allowance for loan losses for real estate loans and senior housing loans classified as real estate joint venture investments is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is determined in accordance with SFAS No. 5 (collective loan losses) and SFAS No. 114 (specific impaired loan losses). A collective loan loss is recognized when the characteristics of a group of loans indicate that it is probable that a loss exists even though the loss cannot be identified with a specific loan. The collective loan loss allowance amount is based on observable data that management believes is reflective of the underlying credit losses inherent in the portfolio. The components of this evaluation include trends in the Company's historical loss experience, changes in credit risk and credit quality, credit concentrations, economic conditions, collateral values, and other risks inherent in the portfolio. Specific impaired loan loss allowances are made when it is determined that a loan is impaired and the loan's carrying amount exceeds the present value of estimated future cash flows, or, if the loan is considered collateral dependant, the loan's collateral value. A loan is considered impaired if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan loss and reduced by charge-offs, net of recoveries. Changes in the allowance relating to specific impaired loans are charged or credited to loan loss expense. Loans are charged-off to the extent the loan's carrying amount exceeds the net realizable value of the collateral, with the charge-off occurring when it is likely that the loan is uncollectible and foreclosure will occur.

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

Property and equipment are valued at cost when purchased. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which are three to five years for furnishings and equipment, and 40 years for office buildings.

Real estate held for investment includes land which the Company owns and intends to hold as an investment for more than one year. The assets are carried at the lesser of cost or fair value as required by SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". Impairment losses are recognized when the carrying amount of a long-lived asset is determined not to be recoverable and the carrying amount exceeds fair value. Profit from real estate sales is recognized when the collectibility of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale to earn the profit. If either of these conditions exists, all or part of the profit is deferred and recognized using the installment sale method or cost recovery method as prescribed by SFAS No. 66, "Accounting for Sales of Real Estate".

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

Mortgage Participation Agreements are accounted for as secured borrowings with pledges of collateral because the agreements do not meet the definition of a sale of a financial asset under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to the difference between the methods of accounting for depreciation, amortization, start-up costs, allowance for loan losses, and installment sales for financial and tax-reporting purposes. The deferred taxes represent the estimated future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Accelerated depreciation methods and shorter asset lives are used for tax reporting, and straight-line depreciation is used for financial statement reporting. The Company calculates deferred taxes under the provisions of SFAS No. 109 which provides for deferred tax assets and liabilities to be carried on the balance sheet at current tax rates.

Basic earnings per common share are calculated by dividing net income or net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive shares of Series A Convertible Preferred Stock.

New Accounting Pronouncements:

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB (Accounting Research Bulletin) No. 51. This interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entities expected losses, receives a majority of the expected residual gains, or both, as a result of ownership, contractual or other financial interests in the entity. In October 2003, the FASB delayed the effective date of FIN 46 for variable interest entities (VIE's) or potential VIE's created before February 2003. In December, the FASB issued a revised version of FIN 46, which delayed the effective date of FIN 46 for all VIE's until March 2004. FIN 46 and its various interpretations are not expected to have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This standard, which amends the transition and disclosure issues associated with SFAS No. 123, became effective for the years ending after December 31, 2002. The requirements of this standard do not impact the Company's financial position or results of operations.

During the last three years, the FASB has issued a number of accounting pronouncements with various effective dates: SFAS No. 141, Business Combinations; SFAS No. 142, Goodwill and Other Intangible Assets; SFAS No. 143, Accounting for Asset Retirement Obligations; SFAS No. 144, Accounting for the
Impairment or Disposal of Long-Lived Assets; SFAS No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections; SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; SFAS No. 147, Acquisition of Certain Financial Institutions - an Amendment of SFAS No. 72 and 144 and FASB Interpretation No. 9; SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities; SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and
Equity; and Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. These pronouncements do not have a material effect of the Company's financial statements.

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. The estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that are used.

Certain report classifications used in prior year financial statements have been reclassified to conform to current year presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, property and equipment is composed of:

                                       2003           2002           2001
                                    ---------      ---------      ---------
Office Condominiums                 $ 792,659      $ 252,922      $ 252,922
Office Computers, Furnishings,
   Software & Equipment               120,477         68,465         20,535
Vehicles                               37,730         37,730         11,350
Capital lease - phone system           17,710            -0-            -0-
Less: Accumulated Depreciation        (95,475)       (38,780)       (18,152)
                                    ---------      ---------      ---------
Property and equipment, net         $ 873,101      $ 320,337      $ 266,655

Depreciation expense                $  56,695      $  20,628      $  12,171

NOTE 3 - COMMITMENTS AND RELATED PARTY TRANSACTIONS

Leases:

During 2003, the Company entered into a capital lease for a new telephone system at the Company's headquarters. The lease was recorded at the asset's fair value and is being amortized over three years using the straight-line method. Interest expense is calculated based on the implied interest rate in the lease. The lease payment, including principal, interest and sales tax, is $672 per month. Amortization expense was $4,919 and interest expense was $2,198 for the year ended December 31, 2003. Future yearly minimum lease payments as of December 31, 2003:

Year                                Amount
----                               -------
2004                               $ 7,531
2005                                 7,531
2006                                 1,256
                                   -------
 Total                              16,318
Less interest portion               (2,686)
                                   -------
Capital lease obligation           $13,632

Related Party Transactions:

Effective July 1, 2003, the Company entered into a Personnel Services Agreement with Cornerstone Capital Advisors, Inc. ("CCA") to provide loan management, administration, and accounting; investor relations; marketing; computer and management information systems administration; record maintenance; and bookkeeping and accounting after June 30, 2003. The Company is obligated to pay directly or reimburse actual expenses to be billed bi-weekly. CCA can earn incentive compensation of up to 10% of the actual expenses billed to the Company for the prior 12 months. The base for good performance includes being current on all bond interest and other obligations, and that the common stock shareholders have received dividends equal to an annual rate of at least 10% on the price paid in a public offering for all the time the shares were outstanding. Factors above the base and the exact amount of incentive compensation will be determined by the Board of Director's judgment on the extent to which CCA's services have contributed to the results. The agreement is for renewable one-year terms and it may be terminated by either party upon 60 days' written notice. After 2003, the Company will not have any employees of its own and accordingly, CCA will be subject to the supervision of the Board of Directors. Two of the Company's directors serve on CCA's Board of Directors. For the year ended December 31, 2003, the Company paid $318,619 to CCA for personnel services. In addition, the Company's Board of Directors approved incentive compensation of $23,440 to CCA for its performance in 2003. This amount was accrued as a liability and charged to earnings in 2003 and paid in 2004. Both of these amounts are included in salaries, payroll taxes, and benefits in the accompanying Consolidated Statements of Income.

During 2003, the Company entered into a service agreement with Cornerstone Direct Public Offerings, LLC ("CDPO") to provide legal and administrative services for the Company's filing of two SB-2 Registration Statements with the Securities and Exchange Commission (see Note 12 for further details on these filings). Two of the Company's directors serve on the Board of Directors of CDPO's majority owner, Cornerstone Group Holdings, Inc. The service fee is $75,000 per filing payable in installments during the filing process. For the year ended December 31, 2003, the Company paid $150,000 to CDPO.

NOTE 4 - REAL ESTATE LOANS

At December 31, the Company had Real Estate Loans on church and other non-profit properties as follows:

                                       2003            2002            2001
                                  ------------    ------------    ------------
Family housing development loans  $ 25,013,068    $ 16,258,934     $  5,339,528
Church mortgage loans               13,526,028      15,491,592       13,734,934
Senior housing mortgage loans        9,794,001       7,767,779        2,483,581
                                  ------------    ------------    ------------
   Total principal                  48,333,097      39,518,305       21,558,043
   Accrued Interest                    255,994         759,338          868,413
   Unearned Loan Fees                 (336,814)       (139,150)        (217,300)
   Allowance for loan losses          (375,000)            -0-              -0-
                                  ------------    ------------    ------------
   Total Real Estate Loans        $ 47,877,277    $ 40,138,493    $ 22,209,156

These loans mature as follow:  2004 - $43,299,027;  2005 - $0; 2006 - $0; 2007 -
$0; 2008 - $106,497; beyond 2008 - $4,927,573. Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

Based on the terms of the loans, the Company allows borrowers with loans related to certain family housing and church properties to finance interest payments while the properties are in the development and construction phase of operations. For the years ended December 31, the net interest payments financed were:

                                               2003         2002         2001
                                            ---------     ---------   --------
Current year interest financed              $ 805,525     $ 637,671       -0-
Previous years' financed interest received   (457,021)          -0-       -0-
                                            ---------     ---------   --------
Net financed interest                       $ 348,504     $ 637,671       -0-

On December 31, 2003, the Company had significant credit risk concentrations in the following states:

Georgia  -  $ 23,103,988
Florida  -  $ 10,025,640
Texas    -  $  5,281,465

As of December 31, 2003, one loan with a total carrying amount of $242,621 was considered impaired due to non-payment of interest. No allowance for impairment loss has been recorded because the carrying amount of the loan is less than the present value of expected future cash flows or the fair value of the related collateral on the loan. No loans were considered impaired as of December 31, 2002 and 2001. The weighted average investment in impaired loans for the year ended December 31, 2003 was $237,130. Interest income recognized on impaired loans was $19,166 for the year ended December 31, 2003.

NOTE 5 - REAL ESTATE JOINT VENTURE INVESTMENTS

As of December 31, certain of the Company's mortgage loans on senior housing facilities are classified as real estate joint venture investments, as follows:

Location                                       2003            2002           2001
                                          ------------    ------------   ------------
McKinney, TX                              $  3,109,337    $  2,467,482   $  1,281,919
Largo, FL                                          -0-       5,295,454      2,422,454
St. Petersburg, FL                           3,684,620       4,223,000      4,989,000
Lewisville, TX                              10,286,004       8,756,513            -0-
Garland, TX                                  5,905,556       4,231,789            -0-
Chattanooga, TN                              3,637,623             -0-            -0-
San Antonio, TX                              9,109,573             -0-            -0-
                                          ------------    ------------   ------------
Total principal outstanding                 35,732,713      24,974,238      8,693,373
Accrued interest                               301,565         281,134         51,517
Unearned loan fees                          (1,188,055)       (639,167)      (525,000)
Allowance for loan losses                          -0-             -0-            -0-
                                          ------------    ------------   ------------
Real estate joint venture investments,net $ 34,846,223    $ 24,616,205   $  8,219,890

All of the loans mature in 2004. Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

The Company participates in the residual profits of these properties through loan participation agreements, which enable the Company to receive income from a borrower when a property in which the Company provided financing is sold or refinanced with another lender. The participation percentage for each property varies between 25% and 33% of the borrower's gain.

In September, 2003, the Company received $1,220,277 in loan participation income from a borrower as a result of the borrower's sale of a senior housing facility in Largo, Florida in which the Company held a real estate joint venture investment.

All loans accrue interest at 10% per year and except as noted below, `interest-only' payments are received monthly. The original loan terms are for one year with two, one year extensions at the Company's option. The Company charges a 10% loan origination fee which is financed and included in the loan's principal balance.

In accordance with loan terms, the Company allows certain borrowers to finance interest payments while their facilities are in the construction or renovation phase of operations. For the years ended December 31, the net interest payments financed were as follows:
                                                2003          2002        2001
                                              --------      --------    -------
Current year interest financed                $449,085      $ 37,348      -0-
Previous years' financed interest received         -0-           -0-      -0-
                                              --------      --------    -------
Net financed interest                         $449,085      $ 37,348      -0-

The Company analyzes the underlying operations and collateral of each facility in which there is an outstanding loan by requiring independent appraisals every 12 to 18 months, reviewing loan balances and comparing them to the established loan budgets, and by analyzing income and cash flow statements that are submitted by the borrowers. If it is determined that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a loan, the loan is considered impaired and a loan loss will be recognized to the extent the collateral's fair value is less than the current loan carrying amount. No real estate joint venture investments were considered impaired as of December 31, 2003, 2002 and 2001.

Summarized un-audited financial information for individual real estate joint venture investments which are greater than 10% of the Company's total assets:

Lewisville, TX senior housing facility-
Balance Sheet (as of December 31, 2003):    Income Statement (for the year ended December 31, 2003):
  Current assets                            $      39,200      Total revenues  $2,905,894
  Fixed and other assets                    $   9,479,433      Net loss         ($757,795)
  Current liabilities                       $     204,400
  Non-current liabilities                   $  10,286,004

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Prior to 2003, the Company had no allowance for loan loss activity. For the year ended December 31, 2003, a summary of changes in the allowance for loan losses by loan type was:

                                                                                  Real Estate
                                                   Family          Senior        Joint Venture
                                   Church          Housing         Housing        Investments        Total
                                   ------         ---------        --------        ---------        --------
Balance - beginning of year        $  -0-        $     -0-        $    -0-        $     -0-        $    -0-
Loan loss expense                     -0-          375,000             -0-              -0-          375,000
Charge-offs                           -0-              -0-             -0-              -0-             -0-
Recoveries                            -0-              -0-             -0-              -0-             -0-
                                   -----         ---------        --------        ---------        --------
Balance - end of year              $  -0-        $ 375,000        $    -0-        $     -0-        $375,000

Components of allowance for loan losses at December 31, 2003:
Collective loan losses-
  Historical experience                                         $        -0-
  Current credit risk assessment                                     375,000
                                                                ------------
  Total collective loan losses                                       375,000
Specific impaired loan losses                                            -0-
                                                                ------------
Total allowance for loan losses                                 $    375,000

In the fourth quarter of 2003, as part of the Company's regular loan grading and risk assessment process, it was determined that the family housing loan portfolio's credit risk had increased over historical levels. This increase was caused by slower than expected new home sales. The slow down in new home sales is due to slower than expected growth in the U.S. economy. The Company has never incurred a loan charge-off; therefore, there is no collective loan loss allowance related to the Company's historical experience.

NOTE 7 - GOODWILL

The Company adopted SFAS 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. Goodwill associated with the Company's acquisition of Presbyterian Investor's Fund, Inc. is carried at $450,997 and is not subject to further amortization. Goodwill is tested for impairment at the end of each year using the present value of expected future cash flows to determine its fair value. At December 31, 2003, 2002 and 2001, Goodwill's fair value exceeded its carrying value; therefore, no provision for impairment loss has been recorded. No goodwill was acquired or sold in any of the years presented in these Consolidated Financial Statements.

NOTE 8 - UNAMORTIZED DEBT ISSUE COSTS

Unamortized debt issue costs consist of legal, accounting, and filing costs incurred to register the Company's debt securities and commissions paid or accrued on the sale of debt securities. These costs are amortized on a straight-line basis over the period the associated securities are outstanding, generally five years. At December 31, 2003, unamortized debt issue costs consist of:

Costs incurred to register debt securities           $   561,993
Commissions paid on the sale of debt securities        2,262,926
Less: Accumulated Amortization                        (1,052,288)
                                                     -----------
                                                     $ 1,772,631

Amortization  expense was $510,924,  $345,191,  and $129,945 for the years ended
December 31, 2003, 2002 and 2001, respectively, and is included in marketing expenses in the accompanying Consolidated Statements of Income.

Estimated amortization expense for the next five years:

2004 - $589,382            2007 - $294,752
2005 - $441,854            2008 - $ 50,138
2006 - $396,505

NOTE 9 - BOND HOLDINGS

Bond holdings at year-end consist of-                   2003                2002                2001
                                                     -----------         -----------         -----------
St. Lucie Co., FL Subordinated Revenue Bonds:
         Maturity 7/1/2036                           $ 2,325,000         $ 2,325,000         $ 2,325,000
         Maturity 10/1/2036                            2,700,000           2,700,000           2,700,000
Undivided 50% interest sold to investor               (2,512,500)         (2,512,500)                -0-
                                                     -----------         -----------         -----------
Net investment in St.Lucie Co., FL bonds               2,512,500           2,512,500           5,025,000
                                                     -----------         -----------         -----------
Largo, FL Subordinated Revenue bonds:
            Matures 10/1/2033                          2,500,000                 -0-                 -0-
Undivided interest sold to investors                  (1,225,000)                -0-                 -0-
                                                     -----------         -----------         -----------
Net investment in Largo, FL bonds                      1,275,000                 -0-                 -0-
                                                     -----------         -----------         -----------
Local Church Bonds, maturing 2002 & 2003                     -0-              58,750             147,500
                                                     -----------         -----------         -----------
Cost and fair value of bond holdings                   3,787,500           2,571,250           5,172,500
Accrued interest receivable                              213,833             162,912             147,614
                                                     -----------         -----------         -----------
                                                     $ 4,001,333         $ 2,734,162         $ 5,320,114

The bonds are not traded on an exchange; however, management estimates, based on discounted expected cash flows, that the fair value of the individual securities approximates their original cost. Accordingly, no unrealized holding gains or losses have been recorded in 2003, 2002, or 2001.

Proceeds from the sale of undivided interests and the maturity of bonds were $1,283,750, $2,601,250 and $126,000 for the years ending December 31, 2003, 2002 and 2001, respectively. No realized gains or losses were recognized in any year. The Company uses the specific identification method to determine realized gains and losses.

In 2002, an opportunity to utilize a major investor's funds resulted in the sale of an undivided 50% interest in the St. Lucie County, Florida bonds for $2,512,500. The Company reinvested the funds from this sale in a loan, which management believes will provide greater long-term returns than the bonds. Since these bonds were classified as "held to maturity" securities, and the sale occurred for reasons not allowed under SFAS No. 115, all of the Company's bond holdings with a cost of $5,110,500 were transferred from "held to maturity" to "available for sale" securities. No realized or unrealized holding gains or losses were recognized as, when transferred, the cost of the bonds approximated their fair value. The Company is classifying all future bonds purchased as "available for sale" securities.

Tax-free interest income was $274,095, $407,903 and $144,448 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 10 - INCOME TAXES

The net deferred tax (liability) asset in the accompanying Consolidated Balance Sheets includes the following components as of December 31:

                                         2003          2002          2001
                                      ---------     ---------     ---------
Deferred tax assets                   $ 196,917     $ 286,787     $ 277,419
Deferred tax liabilities               (368,360)      (12,554)      (33,941)
                                      ---------     ---------     ---------
Net deferred tax (liability) asset    ($171,443)    $ 274,233     $ 243,478

The deferred tax liabilities result from the use of accelerated depreciation methods for property and equipment and from using the installment method for tax accounting. The deferred tax assets result from tax versus financial reporting differences in accounting for allowance for loan losses and from differences in the amortization of debt issue and start-up costs. The Company estimates that future taxable income will be sufficient to realize the deferred tax assets; therefore, no valuation allowance was provided for as of December 31, 2003, 2002, and 2001.

During 2003, the Company's request with the Department of the Treasury to change its tax accounting method for loan fees to approximate its book treatment under SFAS Nos. 65 and 91 was approved. As a result of this change, the Company was able to request refunds from its 2000 and 2001 federal and state tax returns totaling $286,953, of which $244,336 was received in the fourth quarter of 2003. The remaining requested refund amount of $42,617 is classified as refundable income taxes in the accompanying Consolidated Balance Sheets. In addition, the amended tax returns created a $481,154 federal net operating loss carryforward and an $82,025 state net operating loss carryforward that the Company used to reduce its 2003 income tax liability.

Components  of the income tax provision  (benefit) for the years ended  December
31:

                            2003              2002              2001
                         ---------         ---------         ---------
Current:  Federal       ($ 332,464)        $ 108,308         $  33,122
          State            (25,946)           19,240            13,249
Deferred: Federal          404,711            (2,840)            9,450
          State             40,965              (504)            1,668
                         ---------         ---------         ---------
                         $  87,266         $ 124,204         $  57,489

Reconciliation of the Company's income tax provision (benefit) rate to statutory federal rates for the years ended December 31:

                                               2003         2002        2001
                                              -----        -----        -----
Statutory federal rate                         35.0%        35.0%        35.0%
Effect of graduated federal rates              (3.1%)       (1.0%)       (3.9%)
State taxes, net of federal benefit             3.7%         3.7%         3.7%
Effect of tax-free bond interest income       (16.5%)      (20.6%)      (16.1%)
Other, net                                     (3.7%)        (.2%)         .2%
                                              -----        -----        -----
Effective tax provision (benefit) rate         15.4%        16.9%        18.9%

NOTE 11 - CASH CONCENTRATION

A cash concentration risk arises when the Company has more cash in a financial institution than is covered by federal deposit insurance. At December 31, 2003, the Company had cash in excess of insured limits totaling $3,933,278.

NOTE 12 - INVESTOR CERTIFICATES

The Company has three types of certificates outstanding:

Access certificates have no stated maturity and are due on demand. The minimum investment amount is $100. The interest rate is determined by the Board of Directors each quarter. The directors may change the rate between quarters if market conditions warrant such a change. The current interest rate is 5%.

Graduated certificates can be redeemed yearly and have a five year maximum maturity. The minimum investment amount is $500. The interest rate increases based on the length of time that the certificate is outstanding. Currently, the rate starts at 7% and increases .5% for each year the certificate is outstanding with a 9% maximum rate.

Five year certificates have a five year maturity and a $500 minimum investment. The interest rate is 9%.

The certificates are not collateralized and no sinking fund is required to fund redemptions at maturity. All of the certificates have been registered with the Securities and Exchange Commission under the Securities Act of 1933.

Five year schedule of principal maturities for certificates outstanding at December 31:

Years to Maturity          2003             2002           2001
                       ------------     ------------   -----------
On demand & 1 year      $ 9,672,380     $ 12,588,839   $ 8,886,314
2                         4,862,922          838,115     5,015,552
3                        10,803,667        4,938,456     2,955,225
4                        35,717,731       10,941,275     7,929,711
5+                       18,172,501       35,902,441     9,818,153
                       ------------     ------------   -----------
Total Principal         $79,229,201     $ 65,209,126   $34,604,955

At December 31, 2003, 2002 and 2001,  accrued  interest  payable was $5,333,444,
$2,711,256  and  $3,038,778,   respectively.  Interest  rates  for  certificates
outstanding at December 31, 2003 are:

5.0%          $2,409,368
7.0%           3,123,843
7.5%           4,078,804
8.0%             388,319
9.0%          69,228,867

On February 21, 2003, Wellstone Communities, Inc., a wholly owned subsidiary, filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $50,000,000 of its Series A Preferred Stock. In December, 2003, the Company's Board of Directors decided to suspend the offering and not go forward with the registration. The Company spent $113,473 on registration costs in 2003, which were charged to earnings in the fourth quarter of 2003.

On April 29, 2003 the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $40,000,000 of its Certificates of Indebtedness along with $11,375,000 of its Common Stock. The Registration Statement is still in review by the Securities and Exchange Commission staff.

NOTE 13 - MORTGAGE PARTICIPATION AGREEMENTS

In 2003, the Company began selling Mortgage Participation ("MP") Agreements. The MP Agreements have not been registered and therefore, are only available to accredited investors. The agreements are collateralized by specific senior housing loans owned by the Company and entitle the investor to a proportionate share of the interest earned on the collateral. Interest is paid monthly to the MP investor after the Company receives interest payments on related the collateralized loans. The agreements have no stated maturity date. Principal payments are made when the Company receives principal payments on the collateralized loans. Losses that the Company may incur on the collateralized loans are shared pro-rata with the MP Agreement holders. The Company has the right but not the obligation to redeem the MP Agreements at any time. The MP Agreement investors do not have the right to sell or repledge their interest in the underlying collateral. Interest expense related to MP Agreements was $325,992 for the year ended December 31, 2003. MP Agreement principal and interest outstanding and related collateral as of December 31, 2003:

                                                                        Total
                                                                      Collateral
                                                         MP Amount     Carrying
                                                        Outstanding     Amount
                                                        -----------  -----------
 Lewisville, TX senior housing loan; matures 10/1/04
   with a one year extension at the Company's option    $3,687,750   $10,032,824
Garland, TX senior housing loan; matures 12/1/04
   with a one year extension at the Company's option     2,396,500   $ 5,795,349
                                                        ----------
Total principal outstanding                              6,084,250
Accrued interest payable                                    48,559
                                                        ----------
                                                        $6,132,809

The loans which collateralize the MP agreements are classified as real estate joint venture investments in the accompanying Consolidated Balance Sheets. The total carrying amount is equal to the loan's outstanding principal, plus accrued interest, less deferred loan fees.

NOTE 14 - LOAN GUARANTEES

At December 31, 2003 the Company was guarantor of $31,689,000 of potential loans secured by retirement facilities owned by non-profit entities. Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require a Company guarantee as a condition of the extension of the loan by the financial institution. The guarantee is solely limited to amounts drawn under credit facilities and only covers outstanding principal and accrued interest and terminates upon maturity and principal repayment. At December 31, 2003, actual amounts drawn and therefore guaranteed to a commercial bank totaled $28,007,042. The guaranteed loans mature between May 31 and November 18, 2004. Only upon an uncured payment default and upon demand by the financial institution would the Company be required to perform under its guarantee obligations. The Company's recourse would be limited to repossession of the underlying collateral and subsequent resale of the facilities. All of the loan guarantees originated prior to December 31, 2002. As of December 31, 2003, all loans which had a guarantee were current and no loan guarantee obligation has been recognized in the financial statements.

NOTE 15 - PROFIT SHARING PLAN

During 2001, the Company established a Profit Sharing Plan for its employees. The Plan allows for entry into the plan after one year of service, and immediate vesting of contributed amounts. All contributions are to be made at the discretion of the Company after approval by the Board of Directors. For the years ended December 31, 2003, 2002, and 2001 the Company elected to contribute $65,220, $63,150 and $40,691, respectively.

NOTE 16 - BUILDING MORTGAGE

In connection with the acquisition of office space, the Company obtained a mortgage and pledged the real estate as collateral. The mortgage requires monthly principal and interest payments of $2,068 with an annual interest rate of 8.5%. The loan matures on March 1, 2006, at which time a balloon payment of $158,637 will be required. Estimated annual principle payments: 2004 - $9,861; 2005 - $10,733; 2006 - $159,600.

NOTE 17 - SERIES A CONVERTIBLE PREFERRED STOCK

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

During 2001, as part of the Company's formation and initial capitalization of Wellstone Financial Group, LLC ("WFG"), 500 preferred shares with a value of $500,000 were issued to WFG in return for a 100% ownership interest in WFG. Since WFG is included in these consolidated financial statements, the shares have been eliminated in consolidation. If the shares were converted at the balance sheet date herein, an additional 76,923 shares of Common Stock could be issued; however, those shares would be eliminated in consolidation.

In the fourth quarter of 2003, the Company's Board of Directors approved a plan to dissolve WFG and redeem all of the outstanding Series A Convertible Preferred Stock from WFG in exchange for the Company's ownership interest in WFG. The fair value of the Preferred Stock and the Company's ownership interest in WFG are both estimated at $500,000; therefore, no cash will be exchanged. After the plan is consummated, WFG will no longer be included in the Company's Consolidated Financial Statements. The transaction will not have a material affect on the Company's financial position as WFG had no assets or liabilities as of December 31, 2003 and no revenue during 2003.

NOTE 18 - EARNINGS PER SHARE

Basic earnings per share have been calculated as follows:

2001       Net Income                                   $247,120
           Average Common Shares Outstanding             487,769
           Earnings per Common Share                       $0.51
2002       Net Income                                   $612,608
           Average Common Shares Outstanding             529,833
           Earnings per Common Share                       $1.16
2003       Net Income                                   $478,880
           Average Common Shares Outstanding             521,782
           Earnings per Common Share                       $0.92

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

NOTE 19 - MAJOR CUSTOMERS

The Company received more than 10% of its total revenue for the year ended December 31, 2003 from the following customers:

                                   Amount       %       Description of Revenue Received
                                 ----------   -----     -------------------------------
Senior Housing Services, Inc.    $5,596,744   51.2%     Interest, fees, and loan participation income
                                                        from real estate joint
venture investments
Wellstone Housing Corp.           1,934,416   17.7%     Interest and fees from family housing
                                 ----------   -----     development loans
                                 $7,531,160   68.9%

The major customers are not related parties. Neither organization directly or indirectly controls, is controlled by, or is under common control of the Company. There is not common ownership interest, officers, or directors and the Company does not have the power to direct or significantly influence the management or operating policies of these customers.

NOTE 20 - MATERIAL FOURTH QUARTER CHARGE

During the fourth quarter of 2003, the Company increased its allowance for loan losses and charged $375,000 to loan loss expense. This charge decreased net income after taxes by $233,475 and earnings per common share by $.45. Prior to this quarter, the Company had never recognized an allowance for loan loss.

Refer to Note 1 for the Company's accounting policy regarding allowance for loan losses and Note 6 for additional disclosures related to allowance for loan loss activity in 2003.

NOTE 21 - FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents - Fair value approximates their carrying amount due to the initial maturities of the instruments being three months or less.

Bond holdings - These bonds are not traded on an exchange; therefore, fair value is estimated based on the present value of expected future cash flows, which approximates their carrying amount.

Investor certificates and mortgage participations - Fair value is estimated based on the present value of expected future cash flows, which approximates their carrying amount.

Building mortgage and capital lease obligation - Fair value approximates carrying value since stated rates are similar to rates currently available to the Company for debt with similar terms and remaining maturities.

The estimated fair values of the Company's financial instruments at December 31, 2003 are:

                                 Carrying Amount      Fair Value
                                 ---------------      ----------
Financial assets:
  Cash and cash equivalents        $ 4,389,851        $ 4,389,851
  Bond holdings                    $ 3,787,500        $ 3,787,500
Financial liabilities:
  Investor certificates            $79,229,201        $79,229,201
  Mortgage participations          $ 6,084,250        $ 6,084,250
  Building mortgage                $   180,194        $   180,194
  Capital lease obligation         $    13,632        $    13,632