Form 10QSB
period 2004-03-31
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2004-05-13
CIK 1035270

U. S. SECURITIES AND EXCHANGE
                                   COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended March 31, 2004

                                       Or

/_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from _________ to ____________

                          Commission File No. 333-93475

                    CORNERSTONE MINISTRIES INVESTMENTS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Georgia                                                               58-2232313
--------------------------------------------------------------------------------
(State or other jurisdiction                                       (IRS Employer
of incorporation or organization)                         Identification Number)

  2450 Atlanta Highway, Suite 904, Cumming, GA                            30040
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

                  Yes [X]                     No [ ]

As of March 31, 2004, there were issued and outstanding 531,528 shares of the common stock of the issuer.

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

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Accountant's Review Report                                   F-1

                  Consolidated Balance Sheets as of March 31, 2004 and 2003    F-2

                  Consolidated Statements of Operations
                  for the Three Months ended March 31, 2004 and 2003           F-3

                  Consolidated Statements of Changes in Shareholders' Equity
                  for the Three Months ended March 31, 2004 and 2003           F-4

                  Consolidated Statements of Cash Flows
                  for the Three Months ended March 31, 2004 and 2003           F-5

                  Notes to Consolidated Financial Statements                   F-6

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation                 3

         Item 3. Controls and Procedures                                       8

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                             8

         Item 2. Changes in Securities and Use of Proceeds                     8

         Item 3. Defaults on Senior Securities                                 8

         Item 4. Submission of Matters to a Vote of Security Holders           8

         Item 5. Other Information                                             8

         Item 6. Exhibits and Reports on Form 8-K                              8

Signatures                                                                     8

Certifications                                                                 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected financial data.

Please read the following selected financial data in conjunction with the rest of this "Management's Discussion and Analysis or Plan of Operation" and with our financial statements and related notes in this filing.

                                                           Quarter-ended
                                                             March 31,
                                                  ------------------------------
                                                      2004              2003
                                                  -----------       -----------
Revenues                                          $ 2,796,253       $ 1,938,482
                                                  -----------       -----------

Investor interest expense                           1,962,490         1,557,317
Loan loss expense                                      20,000               -0-
Marketing expenses                                    204,536           106,487
Salaries, payroll taxes, benefits                     320,220           241,099
Operating expenses                                    158,164           287,511
                                                  -----------       -----------
   Total expenses                                   2,665,410         2,192,414
                                                  -----------       -----------
Operating income (loss)                               130,843          (253,932)
Income tax provision (benefit)                         22,121          (113,946)
                                                  -----------       -----------
   Net income (loss)                              $   108,722       ($  139,986)

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

Comparison of Periods Ended March 31, 2003 and March 31, 2004
General. Assets increased from $82,958,550 at March 31, 2003 to $94,360,462 at March 31, 2004 for an increase of $11,401,912 or 14%. This increase was a result of the sale of Investor Certificates and Mortgage Participations, net of redemptions of $11,205,357 and cash generated from operations since March 31, 2003, decreased by dividends paid to shareholders. With the additional net cash from these items and from cash already on hand, we originated new real estate loans and joint venture investments, net of principal payments received, of $12,434,266 and invested an additional $1,275,000 in bond holdings. Total revenue increased for the quarter ended March 31, 2004 by $857,771 or 44% from $1,938,482 in 2003 to $2,796,253 in 2004. Net income (loss) for the quarter ended March 31, 2004 was $108,722 compared to ($139,986) in 2003.

Total real estate loans and joint venture investments outstanding on March 31, 2004 was $84,090,020 compared to $71,655,754 on March 31, 2003 for an increase of $12,434,266 or 17%. This increase was a result of sales of investment certificates and mortgage participation agreements and the subsequent origination or refinancing of real estate loans and joint venture investments, as follows:

New loan originations                                              $  3,247,659
Refinances on existing loans, net of principal received              (2,481,955)
New real estate joint venture investments made                       13,917,311
Decrease in existing real estate joint venture investments           (2,248,749)
                                                                   ------------
                                                                   $ 12,434,266
                                                                   ============

All other assets composed primarily of cash, bond holdings, property and equipment, and unamortized debt issue costs were $10,270,442 as of March 31, 2004. Principal and interest payable on Investor Certificates and Mortgage Participation ("MP") Agreements increased $11,205,357 or 14% from $79,156,351 as of March 31, 2003 to $90,361,708 as of March 31, 2004. In 2003, the Company
filed a registration statement with the Securities and Exchange Commission to sell up to $40,000,000 in additional Investor Certificates and $11,375,000 in Common Stock. The registration statement was approved on March 26, 2004 which will allow us to start selling new Investor Certificates in the second quarter of 2004 and continue the substantial increase in outstanding certificates and the subsequent investment in new real estate loans and joint venture investments.

Real estate loan and joint venture interest and fees earned. Interest income and fees from real estate loans and joint venture investments for the quarter ended March 31 increased $839,304 (+45%) from $1,858,193 in 2003 to $2,697,497 in
2004. The increase was due to the following items:

Increase in average outstanding principal                               $423,159
   ($84,529,125 - 2004; $68,038,006 - 2003)
Increase in weighted average interest rate                                49,451
   (9.77% - 2004; 9.43% - 2003)
Increase in loan fees recognized                                         366,694
                                                                        --------
                                                                        $839,304
                                                                        ========

The increase in average outstanding principal is due to the addition of 8 new real estate loans and joint venture investments with average outstanding principal of $17,164,970, net of a decrease in existing loan principal (due to loan pay-offs) with an average net outstanding principal decrease of $673,851.

Loan participation and other income. For the quarter ended March 31, 2004, loan participation and other income increased $18,467 or 23% from $80,289 in 2003 to $98,756 in 2004. The increase is due to the following:

                                                 2004        2003       Change
                                               --------    --------    --------
Investment income                              $ 91,431    $ 72,453    $ 18,978
Loan participation and other income               7,325       7,836        (511)
                                               --------    --------    --------
   Total                                       $ 98,756    $ 80,289    $ 18,467

The Company's investment income is from the purchase of tax-free bonds used as permanent financing for projects the Company funded during their development and initial operations and from interest income on the Company's excess cash. The increase in investment income is due to the September, 2003 purchase of new tax-free bonds, which increased the balance in our bond holdings portfolio.

Investor interest expense. Investor interest expense for the quarter ended March 31, 2004 was $1,962,490, an increase of $405,173 or 26% compared to 2003's expense of $1,557,317. The increase is due to:

Increase in average outstanding certificate principal, including        $235,310
 interest payable subject to compounding
   ($81,783,612 - 2004; $72,050,983 - 2003)
Change in weighted average interest percentage                            16,008
   (8.90% - 2004; 8.77% - 2003)
Increase in average outstanding Mortgage Participation                   153,755
                                                                        --------
Agreement principal  ($6,150,200 - 2004; $0 - 2003)                     $405,173
                                                                        ========

Loan loss expense and allowance for loan losses. In the fourth quarter of 2003, as part of our regular loan grading and risk assessment process, we charged $375,000 to loan loss expense and increased our allowance for real estate loan losses to $375,000 from $0 as of December 31, 2002. In the first quarter of 2004, we charged an additional $20,000 to loan loss expense. Prior to the fourth quarter of 2003, we had never recognized an allowance for loan loss. Even though we have not incurred a loan write-off, we increased our loan loss allowance in the fourth quarter of 2003 because of an increase in our family housing development loan portfolio's relative credit risk. The increased credit risk was caused by slower than expected new home sales in the fourth quarter of 2003, which is a result of slower than expected growth in the U.S. economy.

The loan loss expense in 2004 was due to an increase in the family housing development loan portfolio's outstanding principal.

The allowance for loan loss increases that we made in 2003 and 2004 are classified as collective loan loss allowances. A collective loan loss allowance is recognized when the characteristics of a group of loans indicate that it is probable that a loss exists even though the loss cannot be identified with a specific loan. The allowance for loan losses is reviewed quarterly and increases or decreases will be made based on the results of these reviews.

As of March 31, 2004, no loans were considered impaired. As of March 31, 2003, one church loan with a carrying amount of $134,458 was considered impaired due to non-payment of interest. No specific impaired loan loss allowance was recorded because the carrying amount of the loan was less than the present value of the loan's expected future cash flows.

As of March 31, 2004, allowance for loan losses as a percent of outstanding loan principal by loan type:

                                             Loan Loss     Outstanding
                                             Allowance      Principal        %
                                             ---------     -----------      ---
Family Housing Development Loans             $395,000      $26,423,822      1.5%
Church Mortgage Loans                           -0-         11,631,542        0%
Senior Housing Mortgage Loans                   -0-          9,135,836        0%
Real Estate Joint Venture Investments           -0-         37,491,355        0%
                                             --------      -----------      ---
  Total                                      $395,000      $84,682,555       .5%

Marketing expenses. Total expenses for the marketing of investor certificates for the quarter ended March 31, 2004 were $204,536 compared to $106,487 in 2003. The increase is due to:

                                              2004          2003         Change
                                            --------      --------      --------
Debt issue cost amortization                $162,728      $ 93,681      $ 69,047
Management & Consulting                       19,749          -0-         19,749
Printing                                       7,267         2,162         5,105
Other marketing costs                         14,792        10,644         4,148
                                            --------      --------      --------
       Total                                $204,536      $106,487      $ 98,049

Debt issue cost amortization expense increased due to Investor Certificates and Mortgage Participations sold since March 31, 2003. This expense will continue to increase as new Investor Certificates and Mortgage Participations are sold. Consulting expense is up due to the hiring of a full-time marketing manager who is designing and implementing new marketing strategies for our Investor Certificates, new investments and general corporate programs. Printing costs are up due to the printing of prospectuses and marketing brochures for our new certificates, which we will begin to sell in the second quarter of 2004.

Selling commissions paid to brokers for selling Investor Certificates and Mortgage Participations and costs incurred to register Investor Certificates are paid in cash and charged as an expense over the term of the related debt. The unamortized balance is classified as an asset on the Balance Sheet as "Unamortized debt issue costs". The balance was $1,744,336 and $1,340,094 as of March 31, 2004 and 2003, respectively.

Operating and personnel expenses. Personnel expenses (salaries, payroll taxes, and benefits) for the quarter ended March 31 increased $79,121 or 33% from $241,099 in 2003 to $320,220 in 2004. The increase is due to additional employees hired to handle the Company's growth in operations.

Starting in July 2003, the Company contracted with Cornerstone Capital Advisors ("CCA") to provide all administrative personnel services. The Company is paying CCA for its expenses (estimated at $1,200,000 over the next 12 months), which are expected to be similar to the expenses incurred by the Company had it continued its personnel support under previous arrangements. There is no fee schedule but the Company may elect to pay fees for good performance, which if paid, would be no more than 10% of the reimbursed expenses for the previous 12 months. The Company paid $324,222 to CCA during the first quarter of 2004, of which $310,472 is included in personnel expenses and $13,750 is included in marketing expenses. Prior to July 1, 2003, the employees were paid directly by the Company. On July 1, 2003, CCA hired all of our employees and has billed us for the time spent on Company operations.

For the quarters ended March 31, 2004 and 2003, operating expenses were as follows:
                                               2004        2003         Change
                                            ---------    ---------    ---------
a) Trust service/paying agent fees          $  26,303    $  36,445    ($ 10,142)
b) Consulting fees                              6,200       63,200      (57,000)
c) Audit, accounting & tax services            19,872       31,606      (11,734)
d) Employee recruiting costs                      -0-       39,653      (39,653)
e) Depreciation & amortization                 16,020        9,302        6,718
f) Office expenses                             15,467       24,163       (8,696)
g) Legal expenses                              25,286       21,934        3,352
h) Other operating expenses                    49,016       61,208      (12,192)
                                            ---------    ---------    ---------
Total operating expenses                    $ 158,164    $ 287,511    ($129,347)

The changes are due to the following:

     a) Trust service/paying agent fees decreased due to a decrease in transaction activity for our Investor Certificates. The decreased activity was due to not having certificates available to sell in the first quarter of 2004. Since our registration statement was approved on March 26, 2004, we expect the number of transactions related to Investor Certificates to increase substantially for the remainder of 2004.
     b) Consulting fees - In 2003, we hired financial consultants to set up the mortgage participation program, set-up cash flow and financing models which we are using to manage our cash and loan investments, and to explore possible new industries and strategies for our loan business. We have not used consultants for any material projects in 2004, which has caused the large decrease in consulting fees.
     c) Audit, accounting & tax services - Decreased due to the hiring of a full-time accountant in the middle of 2003 which has decreased our need for outside accounting services.
     d) Employee recruiting costs - decreased in 2004 because we are no longer using outside recruiting firms to hire our employees.
     e) Depreciation & amortization - increased due to the purchase of an office building, office furnishings and computers.
     f) Office expenses - In February, 2003, we moved into our new office building and incurred a number of one-time moving and set-up costs. Since we have not incurred similar costs this year, our office expenses have decreased significantly in 2004.
     g) Legal expenses - increased due to an increase in our size and complexity of operations.
     h) Other operating expenses - decreased due to economies of scale that we have benefited from as our operations have increased.

Income tax provision (benefit). The income tax provision (benefit) for the quarter ended March 31, 2004 was $22,121, compared to ($113,946) for the quarter ended March 31, 2003. The net increase in income taxes is due to an increase in pre-tax income, partially offset by an increase in tax-exempt bond interest. The Company's effective tax provision (benefit) rate for the quarters ended March 31, 2004 and 2003 was 16.9% and (44.9%), respectively. A reconciliation of the Company's effective tax provision rate to the federal statutory rate is included in the attached "Notes to Consolidated Financial Statements" (Note 10).

Dividends. Dividends of $169,087 and $168,640 were declared on December 31, 2003 and 2002, respectively and paid during the first quarter of 2004 and 2003, respectively.

Liquidity and Capital Resources
Cash flows from operations. Net cash provided by the Company's operations for the quarter ended March 31, 2004 was $7,616, which compares to $59,846 in net cash used by operations for the quarter ended March 31, 2003 for an increase in net cash provided by operations of $67,462. This difference was driven by increases in net income, depreciation and amortization expense, deferred taxes, allowance for loan losses, and investor and mortgage participation interest payable, partially offset by a decrease in accounts and other payables and changes in accrued real estate loan and joint venture interest and deferred loan fees.

Investor and mortgage participation interest payable increased $648,933 in the first quarter of 2004 due to an increase in outstanding debt and because approximately 25% of the Investor Certificate holders who purchased certificates in 2003 have elected to reinvest the interest due to them each year and not receive the interest in cash until maturity.

Included in the 2004 and 2003 changes in accrued real estate loan and joint venture interest and deferred loan fee amounts is $397,137 and $523,508 in interest which was financed as part of loan principal. We receive monthly interest payments on our loans except when the terms of certain loans allow borrowers to finance interest payments while the collateralized property is under development or construction. A summary (by loan type) of the amount of net financed interest for the quarters ended March 31, 2004 and 2003 is as follows:

                                                         2004              2003
                                                       --------         --------
Family Housing Development                             $193,588         $224,671
Church Construction                                      37,514            8,684
Real Estate Joint Venture                               166,035          290,153
                                                       --------         --------
                                                       $397,137         $523,508

The amount for 2004 represents interest accrued and financed in 2004, net of payments received in 2004 that were financed in previous years. 2003's amount represents interest accrued and financed in 2003, net of payments received in 2003 that were financed in previous years.

The 2004 decrease in family housing net financed interest is due to a major project in Mableton, Georgia moving out of the development phase and into the sales phase of the project offset by five smaller new projects that are now in the development phase.

The decrease in real estate joint venture net financed interest is due to the origination of the Lewisville, TX loan in the latter part of 2002. We financed as part of the loan's principal the first three months' interest in 2003 because the facility was being renovated. We have received monthly interest payments thereafter. The McKinney, TX loan started its development phase and financed its interest payments during the first quarter of 2004. Since the McKinney, TX loan balance is significantly less than the Lewisville, TX loan balance, the financed interest amount decreased in 2004. Also, the San Antonio, TX loan financed one months' interest in the first quarter of 2004 while undergoing renovations to its facility.

Cash flows from investing activities. For the quarter ended March 31, 2004, the Company used $523,407 in cash from investing activities which is a decrease of $6,820,074 from $7,343,481 for the quarter ended March 31, 2003. The decrease was due to the following:

Decrease in real estate loans and joint venture investments made ($6,270,307) Increase in real estate loan and joint venture investment
   principal payments received                                          (39,238)
Decrease in bonds redeemed or sold                                       31,250
Decrease in fixed asset and real estate purchases                      (541,779)
                                                                    -----------
                                                                    ($6,820,074)
                                                                    ===========

The decrease in real estate loans and joint venture investments made in 2004 is due to fewer sales of investor certificates during the quarter ended March 31, 2004 versus the quarter ended March 31, 2003. Please refer to the "cash flows from financing activities" section for additional information on the decrease in investor certificate sales.

During the quarter ended March 31, 2003, the Company purchased an office condominium for $532,040 to house its corporate offices and to provide additional office space for future growth.

Cash flows from financing activities. For the quarter ended March 31, 2004, the Company raised $441,368 from the sale of Mortgage Participation Agreements and the resale of Investor Certificates that were redeemed early. This represents a decrease of $10,849,307 from new certificate sales of $11,290,675 for the quarter ended March 31, 2003. The decrease was due to the sale of all available registered Investor Certificates by May, 2003; therefore, no new certificates were available to sell during the first three months of 2004. In the second quarter of 2003, the Company filed a new registration statement with the Securities and Exchange Commission which was approved on March 26, 2004. This will significantly increase our sales of Investor Certificates for the remainder of 2004.

Investor Certificates redeemed increased from $556,651 for the quarter ended March 31, 2003 to $1,424,047 for the quarter ended March 31, 2004. Historically, over 80% of Investor Certificate maturities are re-invested as new certificates; however, because the new registration statement with the Securities and Exchange Commission was not approved until March 26, 2004, all maturities from the first quarter of 2004 were paid in cash, which increased 2004's cash redemptions.

We have $8,623,950 in Investor Certificates coming due or redeemable upon demand in 2004. $6,379,277 of this amount is for graduated certificates, which allow an investor to redeem their certificate each year on the anniversary date of the purchase. Based on our historical experience, we expect that less than 20% of the graduated certificates will be redeemed for cash in 2004.

Among the measures we take to mitigate any demands for cash are:
o    Maintain a minimum cash balance, currently $2,650,000.
o    Have readily marketable loans that can be sold for par or a premium.
o Ask investors about their intentions at least 30 days before their bonds mature.
o    Have a bank willing to extend credit lines if needed.
o    Spread maturity dates throughout the year.
o Limit each investor to not more than $500,000 maturing in any three-month period.

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

Item 3. Controls and Procedures

The principal executive officer and the principal financial officer of the small business issuer, Cornerstone Ministries Investments, Inc., have, as of March 31, 2004, evaluated the small business issuer's disclosure controls and procedures, as defined by Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based on their evaluation, they have concluded that those disclosure controls and procedures are designed and implemented effectively to ensure that information required to be disclosed by the small business issuer in the reports that it files or submits under that Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Part II. Other Information

Item 1. Legal Proceedings

         Not Applicable

Item 2. Changes in Securities

         Not Applicable

Item 3. Defaults upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders

         Not Applicable

Item 5. Other Information

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  (1)  Exhibit   99.1,   Certifications   pursuant  to  Section  906  of  the
          Sarbanes-Oxley Act of 2002.

     (2)  Exhibit 15, Letter on un-audited interim financial information.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2004        Cornerstone Ministries Investments, Inc. (Registrant)


                           By: /S/ John T. Ottinger
                               ------------------------------------------
                               John T. Ottinger
                               Vice President and Chief Financial Officer

                           ROBERT N. CLEMONS, CPA, PA
                                   PO BOX 1670
                           DELAND, FLORIDA 32721-1670


To The Board of Directors
Cornerstone Ministries Investments, Inc.

We have reviewed the accompanying consolidated balance sheets of Cornerstone Ministries Investments, Inc. and Subsidiaries as of March 31, 2004, March 31, 2003 and December 31, 2003 and the related statements of operations, changes in shareholder's equity, and cash flows for the three month periods ended March 31, 2004 and 2003 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of Cornerstone Ministries Investments, Inc.

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

The financial statements for the year ended December 31, 2003, including the balance sheet as of December 31, 2003 was audited by us and we expressed an unqualified opinion on them in our report dated March 18, 2004, but we have not performed any auditing procedures since that date.


/s/ Robert N. Clemons, CPA, PA
------------------------------
DeLand, Florida
April 29, 2004

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2004, March 31, 2003 and December 31, 2003

                                                                                Unaudited           Unaudited             Audited
                                                                                3/31/2004           3/31/2003           12/31/2003
                                                                               ------------        ------------        ------------
ASSETS
Cash and cash equivalents                                                      $  2,654,606        $  4,159,125        $  4,389,851
Loans in process                                                                    170,402           1,042,325             118,504
Real estate loans, net                                                           46,939,081          46,173,377          47,877,277
Real estate joint venture investments, net                                       37,150,939          25,482,377          34,846,223
Bond holdings and accrued interest                                                3,985,667           2,629,250           4,001,333
Property and equipment, net                                                         860,200             877,349             873,101
Refundable income taxes                                                              42,617                --                42,617
Deferred tax asset, net                                                                --               387,915                --
Goodwill                                                                            450,997             450,997             450,997
Unamortized debt issue costs                                                      1,744,336           1,340,094           1,772,631
Real estate held for investment                                                     340,000             340,000             340,000
Other assets                                                                         21,617              75,741              15,813
                                                                               ------------        ------------        ------------

TOTAL ASSETS                                                                   $ 94,360,462        $ 82,958,550        $ 94,728,347
                                                                               ============        ============        ============


LIABILITIES
Investor certificates and accrued interest                                     $ 84,149,566        $ 79,156,351        $ 84,562,645
Mortgage participations and accrued interest                                      6,212,142                --             6,132,809
Accounts and other payables                                                         232,473             667,849             267,806
Common dividends payable                                                               --                  --               169,087
Building mortgage                                                                   177,844             186,863             180,194
Capital lease obligation                                                             12,296                --                13,632
Deferred taxes payable                                                              166,257                --               171,443
                                                                               ------------        ------------        ------------

TOTAL LIABILITIES                                                                90,950,578          80,011,063          91,497,616
                                                                               ------------        ------------        ------------

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, no par
  value; 235,000 shares authorized, no
  shares issued and outstanding                                                        --                  --                  --
Common Stock, $0.01 par value; 10 million shares authorized;
  531,528, 531,135 and 531,528 shares issued and outstanding                          5,315               5,311               5,315
Paid in capital                                                                   3,297,435           3,294,889           3,297,435
Retained earnings (deficit)                                                         109,951            (279,465)              1,229
Treasury stock                                                                       (2,817)            (73,248)            (73,248)
                                                                               ------------        ------------        ------------

TOTAL SHAREHOLDERS' EQUITY                                                        3,409,884           2,947,487           3,230,731
                                                                               ------------        ------------        ------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                                          $ 94,360,462        $ 82,958,550        $ 94,728,347
                                                                               ============        ============        ============

SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REVIEW REPORT                                                                            F-2

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2004 and 2003
                                                                        2004               2003
                                                                    -----------         -----------
REVENUES
Real estate loan and joint venture interest and fees                $ 2,697,497         $ 1,858,193
Loan participation and other income                                      98,756              80,289
                                                                    -----------         -----------

TOTAL REVENUES                                                        2,796,253           1,938,482
                                                                    -----------         -----------

EXPENSES
Investor interest expense                                             1,962,490           1,557,317
Loan loss expense                                                        20,000                --
Marketing expenses                                                      204,536             106,487
Salaries, payroll taxes, and benefits                                   320,220             241,099
Operating expenses                                                      158,164             287,511
                                                                    -----------         -----------

TOTAL EXPENSES                                                        2,665,410           2,192,414
                                                                    -----------         -----------

Income (Loss) Before Provision For Income Taxes                         130,843            (253,932)

Income Tax Provision (Benefit)                                           22,121            (113,946)
                                                                    -----------         -----------

NET INCOME (LOSS)                                                   $   108,722         $  (139,986)
                                                                    ===========         ===========

Basic and Diluted Earnings (Loss)
 per Common Share                                                   $      0.21         $     (0.26)

SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REVIEW REPORT                                           F-3

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended March 31, 2004 and 2003
                                                                                 RETAINED
                                  COMMON STOCK:        PAID-IN      PREFERRED    EARNINGS         TREASURY STOCK:         TOTAL
                                SHARES     AMOUNT      CAPITAL        STOCK      (DEFICIT)     SHARES       STOCK         EQUITY
                               --------   --------   -----------   ----------   ----------   ----------   ----------   -----------
BALANCE, DECEMBER 31, 2002     530,943     $5,309    $3,293,641     $    --     $(139,479)               $     --      $3,159,471
Net income (loss)                                                                (139,986)                               (139,986)
Common stock issued                192          2         1,248                                                             1,250
Treasury stock acquired                                                                        (11,269)     (73,248)      (73,248)
                               --------   --------   -----------   ----------   ----------   ----------   ----------   -----------

BALANCE, MARCH 31, 2003        531,135     $5,311    $3,294,889    $     --     $ (279,465)    (11,269)   $ (73,248)   $2,947,487
                               ========   ========   ===========   ==========   ==========   ==========   ==========   ===========

BALANCE, DECEMBER 31, 2003     531,528     $5,315    $3,297,435    $     --       $ 1,229      (11,269)   $ (73,248)   $3,230,731
Net income (loss)                                                                 108,722                                 108,722
Common stock issued                  -          -             -                                                                 -
Treasury stock sold                                                                             10,836       70,431        70,431
                               --------   --------   -----------   ----------   ----------   ----------   ----------   -----------

BALANCE, MARCH 31, 2004        531,528     $5,315    $3,297,435    $     --      $109,951         (433)    $ (2,817)   $3,409,884
                               ========   ========   ===========   ==========   ==========   ==========   ==========   ===========

SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REVIEW REPORT                                                                          F-4

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2004 and 2003

                                                                                2004                2003
                                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $    108,722       $   (139,986)
Adjustments to reconcile net income (loss) to
 cash from operations-
Depreciation and amortization                                                    178,748            102,491
Changes in-
Loans in process                                                                 (51,898)          (433,305)
Accrued bond interest, net                                                        15,666             14,312
Accrued real estate loan/joint venture interest and deferred loan fees          (866,232)          (318,873)
Allowance for loan losses                                                         20,000               --
Deferred taxes                                                                    (5,186)          (113,682)
Investor and mortgage participation interest payable                             648,933            444,945
Accounts and other payables                                                      (35,333)           442,729
Other assets                                                                      (5,804)           (58,477)
                                                                            ------------       ------------

NET CASH PROVIDED (USED) BY OPERATIONS                                             7,616            (59,846)
                                                                            ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made                                                        (2,045,317)        (9,186,543)
Real estate loan principal payments received                                   3,117,636          3,078,398
Real estate joint venture investments made                                    (1,592,607)          (721,688)
Bonds redeemed or sold                                                              --               31,250
Property and equipment purchased                                                  (3,119)          (544,898)
                                                                            ------------       ------------

NET CASH USED BY INVESTING ACTIVITIES                                           (523,407)        (7,343,481)
                                                                            ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates sold                                                       363,118         11,290,675
Investor certificates redeemed                                                (1,424,047)          (556,651)
Mortgage participation agreements sold                                            78,250               --
Debt issue costs paid                                                           (134,433)          (429,070)
Building mortgage principal payments                                              (2,350)            (2,363)
Capital lease principal payments                                                  (1,336)              --
Common stock issued                                                                 --                1,250
Dividends paid                                                                  (169,087)          (168,640)
Treasury stock sold (acquired)                                                    70,431            (73,248)
                                                                            ------------       ------------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                              (1,219,454)        10,061,953
                                                                            ------------       ------------

Net change in cash and cash equivalents                                       (1,735,245)         2,658,626
Cash and cash equivalents at beginning of period                               4,389,851          1,500,499
                                                                            ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  2,654,606       $  4,159,125
                                                                            ============       ============

Supplemental Information-
  Interest paid during the period                                           $  1,311,493       $  1,122,675
  Income taxes paid during the period                                       $     62,500       $       --
Non-cash transactions-
  Investor certificates matured and re-invested                             $       --         $    995,206
  Loan interest financed and included in loan principal                     $    397,137       $    523,508

SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REVIEW REPORT                                                   F-5

             CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements include the accounts of Cornerstone Ministries Investments, Inc., Wellstone Communities, Inc. and Wellstone Financial Group, LLC (collectively "The Company"). The Company originates and purchases mortgage loans made to faith-based organizations. The Company offers specialized programs for churches and for non-profit sponsors of senior housing and affordable housing programs. The Company also invests in other real estate projects for the purpose of selling at a profit, or leasing. Substantially all of the Company's loans and investments are in projects located in the Southeast and Southwestern United States.

Cash and cash equivalents include bank accounts and investments with original maturities of 90 days or less.

Real estate loans and senior housing loans classified as real estate joint venture investments include unpaid principal and accrued interest balances net of deferred loan fees and unearned discounts, less an allowance for loan losses. Interest income is recognized monthly on the accrual basis in accordance with loan terms. Interest income is recognized on the cash basis for loans with a recorded impairment loss (other than restructured loans) and the possibility of future loss is considered remote. If the possibility of future loss is not remote, then interest income is not recognized and interest payments are credited to outstanding loan principal. Loan origination fees are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on non-accrual status. Interest income and loan fees recognized from real estate loans and senior housing loans classified as real estate joint venture investments are reported as "real estate loan and joint venture interest and fees" in the accompanying Consolidated Statements of Income.

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

The Company normally provides all or substantially all of the funding (directly or through loan guarantees) for the acquisition and development of these facilities, which are owned by non-profit entities. The Company participates in the residual profits of these properties through loan participation agreements, which enable the Company to receive income from the borrower when the property in which the Company provided financing is sold or refinanced with another lender. The participation is between 25% and 33% of the borrower's gain. Loan participation income is recognized when the borrower's sale or refinancing is completed and the Company receives payment from the borrower.

Loansin process are amounts advanced or expended on behalf of borrowers prior to completion of the loan documentation. Interest is not accrued on these amounts until the loan documentation is complete and the borrower acknowledges the debt and associated interest. Substantially all of these expenditures are converted to loans within one year or less.

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

NOTE 2 - PROPERTY AND EQUIPMENT
At March 31, property and equipment is composed of:

                                       2004            2003
                                    ---------       ---------
Office Condominiums                 $ 792,659       $ 792,659
Office Computers, Furnishings,
   Software & Equipment               123,596          88,570
Vehicles                               37,730          37,730
Capital lease - phone system           17,710             -0-
Less: Accumulated Depreciation       (111,495)        (41,610)
                                    ---------       ---------
Property and equipment, net         $ 860,200       $ 877,349

Depreciation expense                $  16,020       $   9,302

NOTE 3 - COMMITMENTS AND RELATED PARTY TRANSACTIONS
Leases:

During the second quarter of 2003, the Company entered into a capital lease for a new telephone system at the Company's headquarters. The lease was recorded at the asset's fair value and is being amortized over three years using the straight-line method. Interest expense is calculated based on the implied interest rate in the lease. The lease payment, including principal, interest and sales tax, is $672 per month. Amortization expense was $1,476 and interest expense was $546 for the quarter ended March 31, 2004. Future yearly minimum lease payments as of March 31, 2004:

Year                            Amount
----                            ------
2004                          $  5,648
2005                             7,531
2006                             1,256
                              --------
 Total                          14,435
Less interest portion           (2,139)
                              --------
Capital lease obligation      $ 12,296

Related Party Transactions:
Effective July 1, 2003, the Company entered into a Personnel Services Agreement with Cornerstone Capital Advisors, Inc. ("CCA") to provide loan management, administration, and accounting; investor relations; marketing; computer and management information systems administration; record maintenance; and bookkeeping and accounting after June 30, 2003. The Company is obligated to pay directly or reimburse actual expenses to be billed bi-weekly. CCA can earn incentive compensation of up to 10% of the actual expenses billed to the Company for the prior 12 months. The base for good performance includes being current on all bond interest and other obligations, and that the common stock shareholders have received dividends equal to an annual rate of at least 10% on the price paid in a public offering for all the time the shares were outstanding. Factors above the base and the exact amount of incentive compensation will be determined by the Board of Director's judgment on the extent to which CCA's services have contributed to the results. The agreement is for renewable one-year terms and it may be terminated by either party upon 60 days' written notice. The Company does not have any employees of its own and CCA is subject to the supervision of the Board of Directors. Two of the Company's directors serve on CCA's Board of Directors. For the quarter ended March 31, 2004, the Company paid $324,222 to CCA for personnel services.

During 2003, the Company entered into a service agreement with Cornerstone Direct Public Offerings, LLC ("CDPO") to provide legal and administrative services for the Company's filing of two SB-2 Registration Statements with the Securities and Exchange Commission (see Note 12 for further details on these filings). Two of the Company's directors serve on the Board of Directors of CDPO's majority owner, Cornerstone Group Holdings, Inc. The service fee is $75,000 per filing payable in installments during the filing process. All amounts due under these agreements were paid in 2003. In 2004, Cornerstone Ministries Investments, Inc. amended its service agreement and paid an additional $25,000 to CDPO for cost over-runs related to the length of time that it has taken for the registration statement to become effective.

NOTE 4 - REAL ESTATE LOANS
At March 31, the Company had Real Estate Loans on church and other non-profit properties as follows:

                                          2004               2003
                                      ------------       ------------
Family housing development loans      $ 26,423,822       $ 20,459,136
Church mortgage loans                   11,631,542         15,225,367
Senior housing mortgage loans            9,135,836         10,215,455
                                      ------------       ------------
   Total principal                      47,191,200         45,899,958
   Accrued Interest                        385,143            360,062
   Unearned Loan Fees                     (242,262)           (86,643)
   Allowance for loan losses              (395,000)               -0-
                                      ------------       ------------
   Total Real Estate Loans            $ 46,939,081       $ 46,173,377

These loans mature as follow: 2004 - $28,573,125; 2005 - $14,055,200; 2006 - $0;
2007 - $0;  2008 - $106,497;  beyond 2008 -  $4,456,378.  Loan  maturity  may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

Based on the terms of the loans, the Company allows borrowers with loans related to certain family housing and church properties to finance interest payments while the properties are in the development and construction phase of operations. For the quarters ended March 31, the net interest payments financed were:

                                                   2004            2003
                                                ---------       ---------
Current year interest financed                  $ 234,197       $ 233,355
Previous years' financed interest received         (3,095)            -0-
                                                ---------       ---------
Net financed interest                           $ 231,102       $ 233,355

On March 31, 2004, the Company had significant credit risk concentrations in the following states:

Georgia       $23,516,903
Florida       $ 9,380,265
Texas         $ 6,112,986

Impaired loan disclosures for the quarter ended March 31 are as follows:

                                                              2004         2003
                                                             -------    --------
Number of impaired loans                                       -0-             1
Carrying amount at March 31                                   $-0-      $134,458
Weighted average investment - current quarter                 $-0-      $133,044
Interest income from impaired loans - current quarter         $-0-      $  2,832

No allowance for specific impaired loan loss has been recorded because the carrying amount of the impaired loan as of March 31, 2003 was less than the present value of the loan's expected future cash flows.

NOTE 5 - REAL ESTATE JOINT VENTURE INVESTMENTS
As of March 31, certain of the Company's mortgage loans on senior housing facilities are classified as real estate joint venture investments, as follows:

Location                                            2004               2003
--------                                        ------------       ------------
McKinney, TX                                    $  3,192,665       $  2,807,482
Largo, FL                                                -0-          5,166,623
St. Petersburg, FL                                 3,832,820          4,295,910
Lewisville, TX                                    10,473,304          9,122,111
Garland, TX                                        6,075,255          4,303,800
Chattanooga, TN                                    3,995,123                -0-
San Antonio, TX                                    9,922,188                -0-
                                                ------------       ------------
Total principal outstanding                       37,491,355         25,695,926
Accrued interest                                     315,491            213,118
     Unearned loan fees                             (655,907)          (426,667)

Allowance for loan losses                                -0-                -0-
                                                ------------       ------------
Real estate joint venture investments, net      $ 37,150,939       $ 25,482,377

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

In accordance with loan terms, the Company allows certain borrowers to finance interest payments while their facilities are in the construction or renovation phase of operations. For the quarters ended March 31, the net interest payments financed were as follows:

                                                           2004           2003
                                                        --------        --------
Current year interest financed                          $166,035        $290,153
Previous years' financed interest received                   -0-             -0-
                                                        --------        --------
Net financed interest                                   $166,035        $290,153

The Company analyzes the underlying operations and collateral of each facility in which there is an outstanding loan by requiring independent appraisals every 12 to 18 months, reviewing loan balances and comparing them to the established loan budgets, and by analyzing income and cash flow statements that are submitted by the borrowers. If it is determined that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a loan, the loan is considered impaired and a loan loss will be recognized to the extent the collateral's fair value is less than the current loan carrying amount. No real estate joint venture investments were considered impaired as of March 31, 2004 and 2003.

Summarized un-audited financial information for individual real estate joint venture investments which are greater than 10% of the Company's total assets:

Lewisville, TX senior housing facility-
Balance Sheet (as of December 31, 2003):          Income Statement (for the year ended December 31, 2003):
  Current assets                 $     39,200                 Total revenues          $2,905,894
  Fixed and other assets         $  9,479,433                 Net loss                 ($757,795)
  Current liabilities            $    204,400
  Non-current liabilities        $10,286,004

NOTE 6 - ALLOWANCE FOR LOAN LOSSES
Prior to the fourth quarter of 2003, the Company had no allowance for loan loss activity. For the quarter ended March 31, 2004, a summary of changes in the allowance for loan losses by loan type was:

                                                                               Real Estate
                                                Family           Senior       Joint Venture
                                 Church         Housing         Housing        Investments          Total
                                ----------    ------------    -----------     --------------     -------------
Balance - beginning of year     $  -0-           $375,000        $   -0-            $    -0-        $375,000
Loan loss expense                  -0-             20,000            -0-                 -0-          20,000
Charge-offs                        -0-                -0-            -0-                 -0-             -0-
Recoveries                         -0-                -0-            -0-                 -0-             -0-
                                ----------    ------------    -----------     --------------     -------------
Balance - end of quarter        $  -0-           $395,000        $   -0-            $    -0-        $395,000

Components of allowance for loan losses at March 31, 2004:

Collective loan losses-
  Historical experience               $    -0-
  Current credit risk assessment       395,000
                                      --------
  Total collective loan losses         395,000
Specific impaired loan losses              -0-
                                      --------
Total allowance for loan losses       $395,000

In the fourth quarter of 2003, as part of the Company's regular loan grading and risk assessment process, it was determined that the family housing loan portfolio's credit risk had increased over historical levels. This increase was caused by slower than expected new home sales. The slow down in new home sales is due to slower than expected growth in the U.S. economy. This increase in credit risk resulted in a $375,000 charge to loan loss expense in the fourth quarter of 2003. In the first quarter of 2004, the Company charged an additional $20,000 to loan loss expense due to an increase in the family housing loan portfolio's outstanding loan principal. The Company has never incurred a loan charge-off; therefore, there is no collective loan loss allowance related to the Company's historical experience.

NOTE 7 - GOODWILL
The Company uses SFAS 142 "Goodwill and Other Intangible Assets". Goodwill associated with the Company's acquisition of Presbyterian Investor's Fund, Inc. during the fourth quarter of 2000, is carried at $450,997 and is not subject to further amortization. Goodwill is tested for impairment at the end of each year using the present value of expected future cash flows to determine its fair value. At December 31, 2003 and 2002, goodwill's fair value exceeded its carrying value; therefore, no provision for impairment loss has been recorded. No goodwill was acquired or sold in either of the quarters presented in these Consolidated Financial Statements.

NOTE 8 - UNAMORTIZED DEBT ISSUE COSTS
Unamortized debt issue costs consist of legal, accounting, and filing costs incurred to register the Company's debt securities and commissions paid or accrued on the sale of debt securities. These costs are amortized on a straight-line basis over the period the associated debt is outstanding, generally five years. At March 31, 2004, unamortized debt issue costs consist of:

Costs incurred to register debt securities           $   594,371
Commissions paid on the sale of debt securities        2,364,982
Less: Accumulated Amortization                        (1,215,017)
                                                     -----------
                                                      $1,744,336

Amortization expense was $162,728 and $93,681 for the quarters ended March 31, 2004 and 2003, respectively, and is included in marketing expenses in the accompanying Consolidated Statements of Income.

Estimated amortization expense for the next five years:

4/2004 - 3/2005   $621,930          4/2007 - 3/2008   $239,624
4/2005 - 3/2006   $442,100          4/2008 - 3/2009   $ 32,708
4/2006 - 3/2007   $407,974

NOTE 9 - BOND HOLDINGS
Bond holdings at March 31 consist of-                  2004            2003
                                                   -----------      -----------
St. Lucie Co., FL Subordinated Revenue Bonds:
         Maturity 7/1/2036                         $ 2,325,000      $ 2,325,000
         Maturity 10/1/2036                          2,700,000        2,700,000
Undivided 50% interest sold to investor             (2,512,500)      (2,512,500)
                                                   -----------      -----------
Net investment in St.Lucie Co., FL bonds             2,512,500        2,512,500
                                                   -----------      -----------

Largo, FL Subordinated Revenue bonds:
            Matures 10/1/2033                        2,500,000              -0-

Undivided interest sold to investors                (1,225,000)             -0-
                                                   -----------      -----------
Net investment in Largo, FL bonds                    1,275,000              -0-
                                                   -----------      -----------
Local Church Bonds, maturing 2002 & 2003                   -0-           27,500
                                                   -----------      -----------
Cost and fair value of bond holdings                 3,787,500        2,540,000

Accrued interest receivable                            198,197           89,250
                                                   -----------      -----------
                                                   $ 3,985,667      $ 2,629,250


The bonds are not traded on an exchange; however, management estimates, based on discounted expected cash flows, that the fair value of the individual securities approximates their original cost. Accordingly, no unrealized holding gains or losses have been recorded in 2004 or 2003.

Proceeds from the maturity of bonds were $0 and $31,250 for the quarters ended March 31, 2004 and 2003, respectively. No realized gains or losses were recognized in either quarter. The Company uses the specific identification method to determine realized gains and losses.

Tax-free interest income was $83,056 and $55,982 for the quarters ended March 31, 2004 and 2003, respectively.

NOTE 10 - INCOME TAXES

The net deferred tax (liability) asset in the accompanying Consolidated Balance Sheets includes the following components as of March 31:

                                                       2004              2003
                                                    ---------         ---------
Deferred tax assets                                 $ 203,196         $ 400,162
Deferred tax liabilities                             (369,453)          (12,247)
                                                    ---------         ---------
Net deferred tax (liability) asset                  ($166,257)        $ 387,915

The deferred tax liabilities result from the use of accelerated depreciation methods for property and equipment and from using the installment method for tax accounting. The deferred tax assets result from tax versus financial reporting differences in accounting for allowance for loan losses and from differences in the amortization of debt issue and start-up costs. The Company estimates that future taxable income will be sufficient to realize the deferred tax assets; therefore, no valuation allowance was provided for as of March 31, 2004 and 2003.

During the third quarter of 2003, the Company's request with the Department of the Treasury to change its tax accounting method for loan fees to approximate its book treatment under SFAS Nos. 65 and 91 was approved. As a result of this change, the Company was able to request refunds from its 2000 and 2001 federal and state tax returns totaling $286,953, of which $244,336 was received in the fourth quarter of 2003. The remaining requested refund amount of $42,617 is classified as refundable income taxes in the accompanying Consolidated Balance Sheets. In addition, the amended tax returns created a $481,154 federal net operating loss carryforward and an $82,025 state net operating loss carryforward that the Company used to reduce its 2003 income tax liability.

Components of the income tax provision (benefit) for the quarters ended March
31:

                                      2004             2003
                                    ---------       ---------
            Current:   Federal      $  21,835       ($  8,993)
                        State           5,472          (1,834)
            Deferred:  Federal         (4,699)        (87,651)
                        State            (487)        (15,468)
                                    ---------       ---------
                                    $  22,121       ($113,946)

Reconciliation of the Company's income tax provision (benefit) rate to statutory federal rates for the quarters ended March 31:

                                                2004          2003
                                               ------        ------
Statutory federal rate                           35.0%        (35.0%)
Effect of graduated federal rates                (1.0%)         1.0%
State taxes, net of federal benefit               3.7%         (3.7%)
Effect of tax-free bond interest income         (21.6%)        (7.5%)
Other, net                                         .8%           .3%
                                               ------        ------
Effective tax provision (benefit) rate           16.9%        (44.9%)

NOTE 11 - CASH CONCENTRATION
A cash concentration risk arises when the Company has more cash in a financial institution than is covered by federal deposit insurance. At March 31, 2004, the Company had cash in excess of insured limits totaling $2,287,565.

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

Five year schedule of principal maturities for certificates outstanding at March 31:

Years to Maturity                2004                         2003
-----------------             -----------                 ------------
On demand & 1 year            $ 8,623,950                 $  6,757,563
2                               4,862,922                      812,814
3                              10,803,667                    4,931,264
4                              35,705,732                   11,274,694
5+                             18,172,001                   52,166,816
                              -----------                 ------------
Total Principal               $78,168,272                 $ 75,943,151

At March 31, 2004 and 2003, accrued interest payable was $5,981,294 and $3,213,200, respectively. Interest rates for certificates outstanding at March 31, 2004 are:

  5.0%    $ 2,244,673
  7.0%        887,579
  7.5%      4,409,490
  8.0%      1,410,162
  9.0%     69,216,368

On February 21, 2003, Wellstone Communities, Inc., a wholly owned subsidiary, filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $50,000,000 of its Series A Preferred Stock. In December, 2003, the Company's Board of Directors decided to temporarily suspend the offering and not go forward with the registration. The Company spent $113,473 on registration costs in 2003, which were charged to earnings in the fourth quarter of 2003.

On April 29, 2003 Cornerstone Ministries Investments, Inc. filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $40,000,000 of its Series E Certificates of Indebtedness along with $11,375,000 of its Common Stock. The Registration

Statement was approved by the Securities and Exchange Commission on March 26, 2004. The Company will begin issuing new Investor Certificates and shares of Common Stock in the second quarter of 2004.

NOTE 13 - MORTGAGE PARTICIPATION AGREEMENTS
In the second quarter of 2003, the Company began selling Mortgage Participation ("MP") Agreements. The MP Agreements have not been registered and therefore, are only available to accredited investors. The agreements are collateralized by specific senior housing loans owned by the Company and entitle the investor to a proportionate share of the interest earned on the collateral. Interest is paid monthly to the MP investor after the Company receives interest payments on related the collateralized loans. The agreements have no stated maturity date. Principal payments are made when the Company receives principal payments on the collateralized loans. Losses that the Company may incur on the collateralized loans are shared pro-rata with the MP Agreement holders. The Company has the right but not the obligation to redeem the MP Agreements at any time. The MP Agreement investors do not have the right to sell or repledge their interest in the underlying collateral. Interest expense related to MP Agreements was $153,755 for the quarter ended March 31, 2004. MP Agreement principal and interest outstanding and related collateral as of March 31, 2004:

                                                           MP Amount     Total Collateral
                                                          Outstanding     Carrying Amount
                                                          -----------     ---------------
Lewisville, TX senior housing loan; matures 10/1/04
   with a one year extension at the Company's option      $ 3,766,000      $10,334,786
Garland, TX senior housing loan; matures 12/1/04
   with a one year extension at the Company's option        2,396,500      $ 6,010,411
                                                          -----------
Total principal outstanding                                 6,162,500
Accrued interest payable                                       49,642
                                                          -----------
                                                          $ 6,212,142

The loans which collateralize the MP agreements are classified as real estate joint venture investments in the accompanying Consolidated Balance Sheets. The total carrying amount is equal to the loan's outstanding principal, plus accrued interest, less deferred loan fees.

NOTE 14 - LOAN GUARANTEES
At March 31, 2004 the Company was guarantor of $31,689,000 of potential loans secured by senior housing facilities owned by unrelated non-profit entities. Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require a Company guarantee as a condition of the extension of the loan by the financial institution. The guarantee is solely limited to amounts drawn under credit facilities and only covers outstanding principal and accrued interest and terminates upon maturity and principal repayment. At March 31, 2004, actual amounts drawn and therefore guaranteed to a commercial bank totaled $29,314,485. The guaranteed loans mature between May 31 and November 18, 2004. Only upon an uncured payment default and upon demand by the financial institution would the Company be required to perform under its guarantee obligations. The Company's recourse would be limited to repossession of the underlying collateral and subsequent resale of the facilities. All of the loan guarantees originated prior to December 31, 2002. As of March 31, 2004, all loans which had a guarantee were current and no loan guarantee obligation has been recognized in the financial statements.

NOTE 15 - PROFIT SHARING PLAN
During 2001, the Company established a profit sharing plan for its employees. The plan allows for entry into the plan after one year of service, and immediate vesting of contributed amounts. All contributions are to be made at the discretion of the Company after approval by the Board of Directors. For the quarters ended March 31, 2004 and 2003, the Company has not elected to contribute to the plan.

NOTE 16 - BUILDING MORTGAGE
In connection with the acquisition of office space, the Company obtained a mortgage and pledged the real estate as collateral. The mortgage requires monthly principal and interest payments of $2,068 with an annual interest rate of 8.5%. The loan matures on March 1, 2006, at which time a balloon payment of $158,637 will be required. Estimated annual principle payments: 2004 - $7,473; 2005 - $10,733; 2006 - $159,638.

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

In the fourth quarter of 2003, the Company's Board of Directors approved a plan to dissolve WFG and redeem all of the outstanding Series A Convertible Preferred Stock from WFG in exchange for the Company's ownership interest in WFG. The fair value of the Preferred Stock and the Company's ownership interest in WFG are both estimated at $500,000; therefore, no cash will be exchanged. After the plan is consummated, WFG will no longer be included in the Company's Consolidated Financial Statements. The transaction will not have a material affect on the Company's financial position as WFG had no assets or liabilities as of March 31, 2004 and no revenue during the quarters ended March 31, 2004 or 2003.

NOTE 18 - EARNINGS PER SHARE
Basic earnings (loss) per share for the quarters ended March 31 have been calculated as follows:

2004              Net Income                                      $108,722
                  Average Common Shares Outstanding                531,095
                  Earnings per Common Share                          $0.21
2003              Net Loss                                       ($139,968)
                  Average Common Shares Outstanding                531,040
                  Loss per Common Share                             ($0.26)

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

NOTE 19 - MAJOR CUSTOMERS
The Company received more than 10% of its total revenue for the quarter ended March 31, 2004 from the following customers:

                                  Amount        %       Description of Revenue Received
                               ------------   -----     -------------------------------
Senior Housing Services, Inc.    $1,224,742   43.3%     Interest and fees from real estate joint venture investments

Wellstone Housing Corp.             511,744   18.1%     Interest and fees from family housing  development loans
                               ------------   -----
                                 $1,736,486   61.4%

The major customers are not related parties. Neither organization directly or indirectly controls, is controlled by, or is under common control of the Company. There is not common ownership interest, officers, or directors and the Company does not have the power to direct or significantly influence the management or operating policies of these customers.

NOTE 20 - FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

The estimated fair values of the Company's financial instruments at March 31, 2004 are:

                                              Carrying Amount         Fair Value
                                              ---------------         ----------
Financial assets:
  Cash and cash equivalents                     $ 2,654,606          $ 2,654,606
  Bond holdings                                 $ 3,787,500          $ 3,787,500
Financial liabilities:
  Investor certificates                         $78,168,272          $78,168,272
  Mortgage participations                       $ 6,162,500          $ 6,162,500
  Building mortgage                             $   177,844          $   177,844
  Capital lease obligation                      $    12,296          $    12,296