Form 10QSB
period 2004-06-30
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2004-08-17
CIK 1035270

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

                           Yes [X]          No [ ]

As of June 30, 2004, there were issued and outstanding 821,503 shares of the common stock of the issuer.

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

PART I. FINANCIAL INFORMATION
-----------------------------

         Item 1. Financial Statements

                  Accountant's Review Report                                 F-1

                  Balance Sheets as of June 30, 2004 and 2003                F-2

                  Statements of Operations for the Three and
                  Six Months ended June 30, 2004 and 2003                    F-3

                  Statements of Changes in Shareholders' Equity
                  for the Six Months ended June 30, 2004 and 2003            F-4

                  Statements of Cash Flows
                  for the Six Months ended June 30, 2004 and 2003            F-5

                  Notes to Financial Statements                              F-6

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation                3

         Item 3. Controls and Procedures                                      9

PART II. OTHER INFORMATION
--------------------------

         Item 1. Legal Proceedings                                            9

         Item 2. Changes in Securities and Use of Proceeds                    9

         Item 3. Defaults on Senior Securities                                9

         Item 4. Submission of Matters to a Vote of Security Holders          9

         Item 5. Other Information                                            9

         Item 6. Exhibits and Reports on Form 8-K                             9

Signatures                                                                    9

Certifications                                                               10

                           ROBERT N. CLEMONS, CPA, PA
                                   PO BOX 1670
                           DELAND, FLORIDA 32721-1670


To The Board of Directors
Cornerstone Ministries Investments, Inc.

We have reviewed the accompanying balance sheets of Cornerstone Ministries Investments, Inc. as of June 30, 2004 and 2003 and the related statements of operations, changes in shareholder's equity, and cash flows for the three-month and six-month periods then ended. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The financial statements for the year ended December 31, 2003, including the balance sheet as of December 31, 2003 was audited by us and we expressed an unqualified opinion on them in our report dated March 18, 2004, but we have not performed any auditing procedures since that date.


/s/ Robert N. Clemons, CPA, PA
-------------------------------
DeLand, Florida
August 16, 2004

CORNERSTONE MINISTRIES INVESTMENTS, INC.
BALANCE SHEETS
As of June 30, 2004, June 30, 2003 and December 31, 2003
(Unaudited)

                                                                                                      (Consolidated - See Note 18)
                                                                                   Unaudited        Unaudited            Audited
                                                                                  6/30/2004         6/30/2003           12/31/2003
                                                                                ------------       ------------        ------------
ASSETS
Cash and cash equivalents                                                       $ 15,773,663       $  6,773,656        $  4,389,851
Loan guarantee receivable                                                             60,000               --                  --
Loans in process                                                                     162,172            824,227             118,504
Real estate loans, net                                                            47,338,654         45,628,618          47,877,277
Real estate joint venture investments, net                                        45,096,128         31,563,227          34,846,223
Bond holdings and accrued interest                                                 4,014,667          2,701,600           4,001,333
Property and equipment, net                                                          847,758            900,998             873,101
Refundable income taxes                                                                3,522               --                42,617
Deferred tax asset, net                                                                 --              538,443                --
Goodwill                                                                             450,997            450,997             450,997
Unamortized debt issue costs                                                       2,328,558          1,694,439           1,772,631
Real estate held for investment                                                      340,000            340,000             340,000
Other assets                                                                          16,434             45,376              15,813
                                                                                ------------       ------------        ------------
TOTAL ASSETS                                                                    $116,432,553       $ 91,461,581        $ 94,728,347
                                                                                ============       ============        ============

LIABILITIES
Investor certificates and accrued interest                                      $104,263,625       $ 83,946,739        $ 84,562,645
Mortgage participations and accrued interest                                       6,212,142          4,183,323           6,132,809
Accounts and other payables                                                          230,759            305,870             267,806
Loan guarantee obligation                                                             60,000               --                  --
Common dividends payable                                                             155,066            169,085             169,087
Building mortgage                                                                    175,442            184,660             180,194
Capital lease obligation                                                              10,904             16,146              13,632
Deferred taxes payable                                                               161,701               --               171,443
                                                                                ------------       ------------        ------------
TOTAL LIABILITIES                                                                111,269,639         88,805,823          91,497,616
                                                                                ------------       ------------        ------------

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, no par
  value; 235,000 shares authorized, no
  shares issued and outstanding                                                         --                 --                  --
Common Stock, $0.01 par value; 10 million shares authorized;
  821,503, 531,532 and 531,532 shares issued and outstanding                           8,215              5,315               5,315
Paid in capital                                                                    5,145,797          3,297,435           3,297,435
Retained earnings (deficit)                                                            8,902           (573,744)              1,229
Treasury stock                                                                          --              (73,248)            (73,248)
                                                                                ------------       ------------        ------------
TOTAL SHAREHOLDERS' EQUITY                                                         5,162,914          2,655,758           3,230,731
                                                                                ------------       ------------        ------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                                           $116,432,553       $ 91,461,581        $ 94,728,347
                                                                                ============       ============        ============

SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REVIEW REPORT                                                                            F-2

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2004 and 2003
(Unaudited)

                                                                                    (Consolidated -                  (Consolidated -
                                                                                     See Note 18)                      See Note 18)
                                                                   3 Mo. Ended       3 Mo. Ended       6 Mo. Ended      6 Mo. Ended
                                                                    6/30/2004         6/30/2003         6/30/2004        6/30/2003
                                                                   -----------       -----------       -----------      -----------
REVENUES
Real estate loan and joint venture interest and fees               $ 2,900,850       $ 2,049,844       $ 5,598,347      $ 3,908,037
Loan participation and other income                                    112,212            93,944           210,968          174,233
                                                                   -----------       -----------       -----------      -----------

TOTAL REVENUES                                                       3,013,062         2,143,788         5,809,315        4,082,270
                                                                   -----------       -----------       -----------      -----------

EXPENSES
Investor interest expense                                            2,162,665         1,797,058         4,125,155        3,354,375
Loan loss expense                                                       10,000              --              30,000             --
Marketing expenses                                                     256,178           144,579           460,714          251,066
Salaries, payroll taxes, and benefits                                  308,876           256,714           629,096          471,215
Operating expenses                                                     231,884           178,436           390,048          492,545
                                                                   -----------       -----------       -----------      -----------

TOTAL EXPENSES                                                       2,969,603         2,376,787         5,635,013        4,569,201
                                                                   -----------       -----------       -----------      -----------

Income (Loss) Before Provision For Income Taxes                         43,459          (232,999)          174,302         (486,931)

Income Tax Provision (Benefit)                                         (10,558)         (107,805)           11,563         (221,751)
                                                                   -----------       -----------       -----------      -----------

NET INCOME (LOSS)                                                  $    54,017       $  (125,194)      $   162,739      $  (265,180)
                                                                   ===========       ===========       ===========      ===========

Basic and Diluted Earnings (Loss)
 per Common Share                                                  $      0.07       $     (0.24)      $      0.27      $     (0.51)

SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REVIEW REPORT                                                                            F-3

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended June 30, 2004 and 2003
(Unaudited)

The statement for the six months ended June 30, 2003 was part of a consolidated financial statement - see Note 18.

                                                                                 RETAINED
                                 COMMON STOCK:        PAID-IN       PREFERRED    EARNINGS          TREASURY STOCK:         TOTAL
                               SHARES    AMOUNT       CAPITAL         STOCK      (DEFICIT)       SHARES       STOCK        EQUITY
                              -------   ---------   ------------   -----------   ----------    ----------   ----------   -----------
BALANCE, DECEMBER 31, 2002    530,947   $  5,309    $ 3,293,641     $     --     $ (139,479)                $     --     $3,159,471
Net income (loss)                                                                 (265,180)                                (265,180)
Common stock issued               585          6          3,794                                                               3,800
Dividend declared                                                                 (169,085)                                (169,085)
Treasury stock acquired                                                                          (11,269)     (73,248)      (73,248)
                              -------   ---------   ------------   -----------   ----------    ----------   ----------   -----------

BALANCE, JUNE 30, 2003        531,532   $  5,315    $ 3,297,435    $      --     $ (573,744)     (11,269)   $ (73,248)   $2,655,758
                              =======   =========   ============   ===========   ==========    ==========   ==========   ===========

BALANCE, DECEMBER 31, 2003    531,532   $  5,315    $ 3,297,435    $      --     $   1,229       (11,269)   $ (73,248)   $3,230,731
Net income (loss)                                                                  162,739                                  162,739
Common stock issued           289,971      2,900      1,881,911                                                           1,884,811
Common stock issuance costs                             (33,549)                                                            (33,549)
Dividend declared                                                                 (155,066)                                (155,066)
Treasury stock sold                                                                               11,269       73,248        73,248
                              -------   ---------   ------------   -----------   ----------    ----------   ----------   -----------

BALANCE, JUNE 30, 2004        821,503   $  8,215    $ 5,145,797    $      --     $   8,902            --    $     --     $5,162,914
                              =======   =========   ============   ===========   ==========    ==========   ==========   ===========


SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REVIEW REPORT                                                                            F-4

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2004 and 2003
(Unaudited)

                                                                                                                     (Consolidated -
                                                                                                                       See Note 18)
                                                                                                     2004                  2003
                                                                                                 ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                                $    162,739          $   (265,180)
Adjustments to reconcile net income (loss) to
 cash from operations-
Depreciation and amortization                                                                         398,644               227,699
Changes in-
Loans in process                                                                                      (43,668)             (465,207)
Accrued bond interest, net                                                                            (13,334)                1,312
Accrued real estate loan/joint venture interest and deferred loan fees                             (1,947,868)             (444,888)
Allowance for loan losses                                                                              30,000                  --
Refundable income taxes                                                                                39,095                  --
Deferred taxes                                                                                         (9,742)             (264,210)
Investor and mortgage participation interest payable                                                1,819,141             1,006,288
Accounts and other payables                                                                           (37,047)               23,747
Other assets                                                                                             (621)               (7,185)
                                                                                                 ------------          ------------

NET CASH PROVIDED (USED) BY OPERATIONS                                                                397,339              (187,624)
                                                                                                 ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made                                                                             (4,496,366)          (11,786,045)
Real estate loan principal payments received                                                        5,509,656             6,066,195
Real estate joint venture investments made                                                         (8,806,704)           (8,152,409)
Real estate joint venture payments received                                                              --               1,880,000
Bonds redeemed or sold                                                                                   --                  31,250
Property and equipment purchased                                                                       (6,940)             (587,326)
                                                                                                 ------------          ------------

NET CASH USED BY INVESTING ACTIVITIES                                                              (7,800,354)          (12,548,335)
                                                                                                 ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates sold                                                                         19,646,214            17,975,412
Investor certificates redeemed                                                                     (1,763,292)           (2,844,132)
Mortgage participation agreements sold                                                                 78,250             4,015,112
Debt issue costs paid                                                                                (922,288)             (893,058)
Building mortgage principal payments                                                                   (4,752)               (4,566)
Capital lease principal payments                                                                       (2,728)               (1,564)
Common stock issued, net of issuance costs                                                          1,851,262                 3,800
Dividends paid                                                                                       (169,087)             (168,640)
Treasury stock sold (acquired)                                                                         73,248               (73,248)
                                                                                                 ------------          ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                          18,786,827            18,009,116
                                                                                                 ------------          ------------

Net change in cash and cash equivalents                                                            11,383,812             5,273,157
Cash and cash equivalents at beginning of period                                                    4,389,851             1,500,499
                                                                                                 ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 15,773,663          $  6,773,656
                                                                                                 ============          ============

Supplemental Information-
  Interest paid during the period                                                                $  2,314,706          $  2,299,445
  Income taxes paid during the period                                                            $     62,500          $       --
Non-cash transactions-
  Investor certificates matured and re-invested                                                  $       --            $  3,702,912
  Loan interest financed and included in loan principal                                          $    782,529          $    297,360
  Fixed asset lease financing                                                                    $       --            $     17,710

SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REVIEW REPORT                                                                            F-5

                    CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying financial statements include the accounts of Cornerstone Ministries Investments, Inc (the "Company"). Previously, the Company's financial statements included the accounts of two wholly-owned subsidiaries, Wellstone Communities, Inc. and Wellstone Financial Group, LLC. In June 2004, the Company dissolved both subsidiaries. See Note 18 for additional disclosures.

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

Real estate loans and senior housing loans classified as real estate joint venture investments include unpaid principal and accrued interest balances net of deferred loan fees and unearned discounts, less an allowance for loan losses. Interest income is recognized monthly on the accrual basis in accordance with loan terms. Interest income is recognized on the cash basis for loans with a recorded impairment loss (other than restructured loans) and the possibility of future loss is considered remote. If the possibility of future loss is not remote, then interest income is not recognized and interest payments are credited to outstanding loan principal. Loan origination fees are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on non-accrual status. Interest income and loan fees recognized from real estate loans and senior housing loans classified as real estate joint venture investments are reported as "real estate loan and joint venture interest and fees" in the accompanying Statements of Operations.

The Company receives monthly interest payments on its real estate loans and senior housing loans (classified as real estate joint venture investments) except when the terms of a loan allow a borrower to finance interest payments. Interest is financed in the following circumstances:
     o Family housing loans may finance interest while the project is in the development and pre-sales phase, which normally lasts 12 to 24 months depending on the size of the project. The Company receives the financed interest as the borrower sells homes in the development.
     o Church construction loans may finance interest while the church building is under construction. This takes three to nine months, depending on the size of the building. When the building is operational, the financed interest from the construction phase is included in the loan's principal amount and the Company begins receiving monthly interest payments from the borrower.
     o Senior housing loans may finance interest during the construction/renovation stage of the borrower's operations. This takes two to six months, depending on the size of the project. When the facility is operational, the financed interest from the construction/renovation stage is included in the loan's principal amount and the Company begins receiving monthly interest payments from the borrower.

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

The Company normally provides all or substantially all of the funding (directly or through loan guarantees) for the acquisition and development of these facilities, which are owned by non-profit entities. The Company participates in residual profits through loan participation agreements, which enable the Company to earn income from the borrower when the property in which the Company provided financing is sold or refinanced with another lender. The participation is between 25% and 33% of the borrower's gain. Loan participation income is recognized when the borrower's sale or refinancing is completed and the Company receives payment from the borrower.

Loans in process are amounts advanced or expended on behalf of borrowers prior to completion of the loan documentation. Interest is not accrued on these amounts until the loan documentation is complete and the borrower acknowledges the debt and associated interest. Substantially all of these expenditures are converted to loans within one year or less.

Unamortized debt issue costs include the costs and commissions associated with issuing Investor Certificates and Mortgage Participation Agreements. These costs are amortized on a straight-line basis over the term of the associated debt, principally five years.

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

The Company is guarantor on certain loans secured by senior housing facilities which are owned by non-profit entities. Loan guarantees that originated prior to January 1, 2003 have no obligation recognized in the financial statements. For loan guarantees that were originated or modified on or after January 1, 2003, a loan guarantee obligation is recognized based on the loan guarantee's estimated fair value. The Company charges the loan guarantee's fair value to the respective borrower as compensation for the Company's risk and payment is expected within 30 days of the loan guarantee's origination or modification date. Unpaid amounts are classified as "Loan guarantee receivables" in the accompanying balance sheets. Loan guarantee obligations are analyzed at the end of each fiscal year and if the fair value of a loan guarantee has declined, the carrying amount of the loan guarantee obligation is reduced and credited to earnings.

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

NOTE 2 - PROPERTY AND EQUIPMENT At June 30, property and equipment is composed of:
                                                       2004              2003
                                                    ---------         ---------
Office Condominiums                                 $ 792,659         $ 792,659
Office Computers, Furnishings,
   Software & Equipment                               121,437           116,054
Vehicles                                               37,730            37,730
Capital lease - phone system                           17,710            17,710
Less: Accumulated Depreciation                       (121,778)          (63,155)
                                                    ---------         ---------
Property and equipment, net                         $ 847,758         $ 900,998

Depreciation expense-
       Current Quarter                              $  16,262         $  15,073
       Year-to-Date                                 $  32,282         $  24,375

NOTE 3 - COMMITMENTS AND RELATED PARTY TRANSACTIONS
Leases:
During 2003, the Company entered into a capital lease for a new telephone system at the Company's headquarters. The lease was recorded at the asset's fair value and is being amortized over three years using the straight-line method. Interest expense is calculated based on the implied interest rate in the lease. The lease payment, including principal, interest and sales tax, is $672 per month. Amortization expense was $1,476 and $1,476 for the three months, and $2,952 and $1,968 for the six months ended June 30, 2004 and 2003, respectively. Interest expense was $491 and $701 for the three months, and $1,037 and $946 for the six months ended June 30, 2004 and 2003, respectively. Future yearly minimum lease payments as of June 30, 2004:

Year                                    Amount
----                                   -------
2004                                    $3,765
2005                                     7,531
2006                                     1,256
                                       -------
 Total                                  12,552
Less interest portion                   (1,648)
                                       -------
Capital lease obligation               $10,904

Related Party Transactions:
Effective July 1, 2003, the Company entered into a Personnel Services Agreement with Cornerstone Capital Advisors, Inc. ("CCA") to provide loan management, administration, and accounting; investor relations; marketing; computer and management information systems administration; record maintenance; and bookkeeping and accounting after June 30, 2003. The Company is obligated to pay directly or reimburse actual expenses to be billed bi-weekly. CCA can earn incentive compensation of up to 10% of the actual expenses billed to the Company for the prior 12 months. The base for good performance includes being current on all bond interest and other obligations, and that the common stock shareholders have received dividends equal to an annual rate of at least 10% on the price paid in a public offering for all the time the shares were outstanding. Factors above the base and the exact amount of incentive compensation will be determined by the Board of Director's judgment on the extent to which CCA's services have contributed to the results. The agreement is for renewable one-year terms and it may be terminated by either party upon 60 days' written notice. The Company does not have any employees of its own and CCA is subject to the supervision of the Board of Directors. Two of the Company's directors serve on CCA's Board of Directors. For the three and six months ended June 30, 2004, the Company paid $335,271 and $659,493, respectively, to CCA for personnel services.

During 2003, the Company and Wellstone Communities, Inc. (a formerly 100%-owned subsidiary) each entered into a service agreement with Cornerstone Direct Public Offerings, LLC ("CDPO") to provide legal and administrative services for the filing of SB-2 Registration Statements with the Securities and Exchange Commission. Two of the Company's directors serve on the Board of Directors of CDPO's majority owner, Cornerstone Group Holdings, Inc. The service fee was $75,000 per filing payable in installments during the filing process. All amounts due under these agreements were paid in the third and fourth quarters of 2003. In 2004, the Company amended its service agreement and paid an additional $25,000 to CDPO for cost over-runs related to the length of time needed for the registration statement to become effective. See Note 12 for additional disclosures on the Company's registration statement and Note 18 for additional disclosures on Wellstone Communities, Inc.'s registration statement.

NOTE 4 - REAL ESTATE LOANS
At June 30, the Company had Real Estate Loans on church and other non-profit properties as follows:

                                                    2004               2003
                                                ------------       ------------
Family housing development loans                $ 27,822,341       $ 21,932,715
Church mortgage loans                             10,460,444         15,028,121
Senior housing mortgage loans                      9,219,836          8,305,455
                                                ------------       ------------
   Total principal                                47,502,621         45,266,291
   Accrued Interest                                  390,570            431,860
   Unearned Loan Fees                               (149,537)           (69,533)
   Allowance for loan losses                        (405,000)               -0-
                                                ------------       ------------
   Total Real Estate Loans                      $ 47,338,654       $ 45,628,618

These loans mature as follow: 2004 - $28,131,326; 2005 - $15,442,125; 2006 - $0;
2007 - $0;  2008 - $106,497;  beyond 2008 -  $3,822,673.  Loan  maturity  may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

Based on the terms of the loans, the Company allows borrowers with loans related to certain family housing and church properties to finance interest payments while the properties are in the development and construction phase of operations. For the six months ended June 30, the net interest payments financed were:

                                                         2004           2003
                                                       ---------      ---------
Current year interest financed                         $ 543,737      $ 386,947
Previous years' financed interest received                (8,054)      (456,861)
                                                       ---------      ---------
Net financed interest                                  $ 535,683      ($ 69,914)

On June 30, 2004, the Company had significant credit risk concentrations in the following states:

Georgia       $25,210,649
Florida       $ 9,464,518
Texas         $ 6,782,963

Impaired loan disclosures for the six months ended June 30 are as follows:

                                                            2004          2003
                                                        ----------    ----------
Number of impaired loans                                         1             1
Carrying amount at June 30                              $1,646,353    $  137,526
Weighted average investment - year-to-date              $1,615,304    $  134,694
Impaired loan interest income - current quarter         $   38,849    $    2,832
Impaired loan interest income - year-to-date            $   77,697    $    5,664

No allowance for specific impaired loan loss has been recorded because the carrying amount of the impaired loans as of June 30, 2004 and 2003 was less than the present value of the loan's expected future cash flows.

NOTE 5 - REAL ESTATE JOINT VENTURE INVESTMENTS

As of June 30, certain of the Company's mortgage loans on senior housing facilities are classified as real estate joint venture investments, as follows:

Location                                              2004             2003
                                                  ------------     ------------
McKinney, TX                                      $  3,883,476     $  2,952,482
Largo, FL                                                  -0-        3,416,623
St. Petersburg, FL                                   3,943,320        4,295,910
Lewisville, TX                                      10,533,304        9,264,233
Garland, TX                                          6,110,256        4,400,000
Chattanooga, TN                                      4,439,918        2,892,648
Winter Haven, FL                                     5,505,751              -0-
San Antonio, TX                                     10,970,238        5,772,025
                                                  ------------     ------------
Total principal outstanding                         45,386,263       32,993,921
Accrued interest                                       371,123          210,973
     Unearned loan fees                               (661,258)      (1,641,667)
Allowance for loan losses                                  -0-              -0-
                                                  ------------     ------------
Real estate joint venture investments, net        $ 45,096,128     $ 31,563,227

The loans  mature as  follows:  2004 -  $20,363,880;  2005 -  $25,022,383.  Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

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

In accordance with loan terms, the Company allows certain borrowers to finance interest payments while their facilities are in the construction or renovation phase of operations. For the six months ended June 30, the net interest payments financed were as follows:

                                                            2004          2003
                                                          --------      --------
Current year interest financed                            $246,846      $367,274
Previous years' financed interest received                     -0-           -0-
                                                          --------      --------
Net financed interest                                     $246,846      $367,274

The Company analyzes the underlying operations and collateral of each facility in which there is an outstanding loan by requiring independent appraisals every 12 to 24 months, reviewing loan balances and comparing them to the established loan budgets, and by analyzing income and cash flow statements that are submitted by the borrowers. If it is determined that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a loan, the loan is considered impaired and a loan loss will be recognized to the extent the collateral's fair value is less than the current loan carrying amount. No real estate joint venture investments were considered impaired as of June 30, 2004 and 2003.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

For the six months ended June 30,  2004,  a summary of changes in the  allowance for loan losses by loan type was:
                                                                               Real Estate
                                                Family          Senior        Joint Venture
                                  Church        Housing         Housing         Investments          Total
                                ----------    ------------    -----------     --------------     -------------
Balance - beginning of year     $  -0-           $375,000        $   -0-            $   -0-         $375,000
Loan loss expense                  -0-             30,000            -0-                -0-           30,000
Charge-offs                        -0-               -0-             -0-                -0-             -0-
Recoveries                         -0-               -0-             -0-                -0-             -0-
                                ----------    ------------    -----------     --------------     -------------
Balance - end of quarter        $  -0-           $405,000        $   -0-            $   -0-         $405,000

Components of allowance for loan losses at June 30, 2004:

Collective loan losses-
  Historical experience               $     -0-
  Current credit risk assessment       405,000
                                      --------
  Total collective loan losses         405,000
Specific impaired loan losses               -0-
                                      ---------
Total allowance for loan losses       $405,000

Prior to 2003, the Company had no allowance for loan loss activity. In the fourth quarter of 2003, as part of the Company's regular loan grading and risk assessment process, it was determined that the family housing loan portfolio's credit risk had increased over historical levels. This increase was caused by slower than expected new home sales. The slow down in new home sales is due to slower than expected growth in the U.S. economy. This increase in credit risk resulted in a $375,000 charge to loan loss expense in the fourth quarter of 2003. In the first and second quarters of 2004, the Company charged an additional $20,000 and $10,000 to loan loss expense, respectively. These charges were due to an increase in the family housing loan portfolio's outstanding loan principal. The Company has never incurred a loan charge-off; therefore, there is no collective loan loss allowance related to the Company's historical experience.

NOTE 7 - GOODWILL
The Company uses SFAS 142 "Goodwill and Other Intangible Assets". Goodwill associated with the Company's acquisition of Presbyterian Investor's Fund, Inc. during the fourth quarter of 2000, is carried at $450,997 and is not subject to further amortization. Goodwill is tested for impairment at the end of each year using the present value of expected future cash flows to determine its fair value. At December 31, 2003 and 2002, goodwill's fair value exceeded its carrying value; therefore, no provision for impairment loss has been recorded. No goodwill was acquired or sold in either of the quarters presented in these financial statements.

NOTE 8 - UNAMORTIZED DEBT ISSUE COSTS
Unamortized debt issue costs consist of legal, accounting, and filing costs incurred to register the Company's debt securities and commissions paid or accrued on the sale of debt securities. These costs are amortized on a straight-line basis over the period the associated debt is outstanding, generally five years. At June 30, 2004, unamortized debt issue costs consist of:

Costs incurred to register debt securities           $   594,591
Commissions paid on the sale of debt securities        3,152,617
Less: Accumulated Amortization                        (1,418,650)
                                                     -----------
                                                      $2,328,558

Amortization expense was $203,633 and $109,643 for the three months, and $366,361 and $203,324 for the six months ended June 30, 2004 and 2003, respectively, and is included in marketing expenses in the accompanying Statements of Operations.

Estimated amortization expense for the next five years:

7/2004 - 6/2005   $746,404             7/2007 - 6/2008   $302,435
7/2005 - 6/2006   $583,230             7/2008 - 6/2009   $144,924
7/2006 - 6/2007   $551,565

NOTE 9 - BOND HOLDINGS

Bond holdings at June 30 consist of-                    2004           2003
                                                     -----------    -----------
St. Lucie Co., FL Subordinated Revenue Bonds:
         Maturity 7/1/2036                           $ 2,325,000    $ 2,325,000
         Maturity 10/1/2036                            2,700,000      2,700,000
Undivided 50% interest sold to investor               (2,512,500)    (2,512,500)
                                                     -----------    -----------
Net investment in St.Lucie Co., FL bonds               2,512,500      2,512,500
                                                     -----------    -----------
Largo, FL Subordinated Revenue bonds:
            Matures 10/1/2033                          2,500,000            -0-

Undivided interest sold to investors                  (1,225,000)           -0-
                                                     -----------    -----------
Net investment in Largo, FL bonds                      1,275,000            -0-
                                                     -----------    -----------
Local Church Bonds, maturing 2002 & 2003                     -0-         27,500
                                                     -----------    -----------
Cost and fair value of bond holdings                   3,787,500      2,540,000

Accrued interest receivable                              227,167        161,600
                                                     -----------    -----------
                                                     $ 4,014,667    $ 2,701,600


The bonds are not traded on an exchange; however, management estimates, based on discounted expected cash flows, that the fair value of the individual securities approximates their original cost. Accordingly, no unrealized holding gains or losses have been recorded in 2004 or 2003.

Proceeds from the maturity of bonds were $0 and $31,250 for the six months ended June 30, 2004 and 2003, respectively. No realized gains or losses were recognized in either quarter. The Company uses the specific identification method to determine realized gains and losses.

Tax-free interest income was $82,500 and $59,056 for the three months, and $165,556 and $115,038 for the six months ended June 30, 2004 and 2003, respectively.

NOTE 10 - INCOME TAXES
The net deferred tax (liability) asset in the accompanying Balance Sheets includes the following components as of June 30:

                                                      2004              2003
                                                    ---------         ---------

Deferred tax assets                                 $ 208,753         $ 673,566
Deferred tax liabilities                             (370,454)         (135,123)
                                                    ---------         ---------
Net deferred tax (liability) asset                  ($161,701)        $ 538,443

The deferred tax liabilities result from the use of accelerated depreciation methods for property and equipment and from using the installment method for tax accounting. The deferred tax assets result from tax versus financial reporting differences in accounting for allowance for loan losses and from differences in the amortization of debt issue and start-up costs. The Company estimates that future taxable income will be sufficient to realize the deferred tax assets; therefore, no valuation allowance was provided for as of June 30, 2004 and 2003.

During the third quarter of 2003, the Company's request with the Department of the Treasury to change its tax accounting method for loan fees to approximate its book treatment under SFAS Nos. 65 and 91 was approved. As a result of this change, the Company was able to amend and request refunds from its 2000 and 2001 federal and state tax returns totaling $286,953. $244,336 of the requested refunds was received in the fourth quarter of 2003 and the remaining $42,617 was received in the second quarter of 2004. In addition, the amended tax returns created a $481,154 federal net operating loss carryforward and an $82,025 state net operating loss carryforward that the Company used to reduce its 2003 income tax liability.

Components of the income tax provision (benefit) for the three and six months ended June 30:

                                    Three Months                Six Months
                               ----------------------    ----------------------
                                  2004         2003         2004         2003
                               ---------    ---------    ---------    ---------
         Current:   Federal    $  (8,159)   $  45,083    $  13,676    $  36,090
                    State          2,157        8,203        7,629        6,369
         Deferred:  Federal       (4,131)    (136,927)      (8,830)    (224,578)
                    State           (425)     (24,164)        (912)     (39,672)
                               ---------    ---------    ---------    ---------
                               $ (10,558)   $(107,805)   $  11,563    $(221,751)

Reconciliation of the Company's income tax provision (benefit) rate to statutory federal rates for the three and six months ended June 30:

                                             Three Months         Six Months
                                           ----------------    ----------------
                                            2004      2003      2004      2003
                                           ------    ------    ------    ------
Statutory federal rate                      35.0%    (35.0%)    35.0%    (35.0%)
Effect of graduated federal rates           (1.0%)     1.0%     (1.0%)     1.0%
State taxes, net of federal benefit          3.7%     (3.7%)     3.7%     (3.7%)
Effect of tax-free bond interest income    (64.5%)    (8.7%)   (32.3%)    (8.0%)
Other, net                                   2.5%       .1%      1.2%       .2%
                                           ------    ------    ------    ------
Effective tax provision (benefit) rate     (24.3%)   (46.3%)     6.6%    (45.5%)

NOTE 11 - CASH CONCENTRATION
A cash concentration risk arises when the Company has more cash in a financial institution than is covered by federal deposit insurance. At June 30, 2004, the Company had cash in excess of insured limits totaling $15,416,147.

NOTE 12 - INVESTOR CERTIFICATES
The Company has three types of certificates outstanding:
Access certificates have no stated maturity and are due on demand. The minimum investment amount is $100. The interest rate is determined by the Board of Directors each quarter. The directors may change the rate between quarters if market conditions warrant such a change. The current interest rate is 5%.

Graduated certificates can be redeemed yearly and have a five year maximum maturity. The minimum investment amount is $500. The interest rate increases based on the length of time that the certificate is outstanding. For certificates sold prior to 2004 the rate starts at 7% and increases .5% for each year the certificate is outstanding with a 9% maximum rate. Certificates (Series
E) sold in 2004 have an initial interest rate of 6.25% and increase .5% for each year the certificate is outstanding with an 8.25% maximum rate.

Five year certificates have a five year maturity and a $500 minimum investment. The interest rate is 9% for certificates sold prior to 2004 and 8.25% for certificates (Series E) sold in 2004.

The certificates are not collateralized and no sinking fund is required to fund redemptions at maturity. All of the certificates have been registered with the Securities and Exchange Commission under the Securities Act of 1933. Five year schedule of principal maturities for certificates outstanding at June 30:

Years to Maturity                               2004                   2003
-----------------                           ------------           ------------
On demand & 1 year                          $ 15,606,131           $ 10,744,701
2                                             10,803,667             10,291,648
3                                             15,415,539             23,194,607
4                                             38,404,494             17,765,879
5                                             16,882,292             18,198,729
                                            ------------           ------------
Total Principal                             $ 97,112,123           $ 80,195,564


At June 30, 2004 and 2003, accrued interest payable was $7,151,502 and $3,751,175, respectively. Interest rates for certificates outstanding at June 30, 2004 are:

   5.0%        $ 2,186,871
   6.25%         2,274,702
   7.0%            327,953
   7.5%          3,810,482
   8.0%          2,471,155
   8.25%        16,882,292
   9.0%         69,158,668

On April 29, 2003 Cornerstone Ministries Investments, Inc. filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $40,000,000 of its Series E Certificates of Indebtedness along with $11,375,000 of its Common Stock. The Registration Statement was approved by the Securities and Exchange Commission on March 26, 2004. The Company issued $19,152,825 in new Investor Certificates and $1,884,811 in Common Stock (289,971 shares) during the second quarter of 2004.

NOTE 13 - MORTGAGE PARTICIPATION AGREEMENTS
In the second quarter of 2003, the Company began selling Mortgage Participation ("MP") Agreements. The MP Agreements have not been registered and therefore, are only available to accredited investors. The agreements are collateralized by specific senior housing loans owned by the Company and entitle the investor to a proportionate share of the interest earned on the collateral. Interest is paid monthly to the MP investor after the Company receives interest payments on related the collateralized loans. The agreements have no stated maturity date. Principal payments are made when the Company receives principal payments on the collateralized loans. Losses that the Company may incur on the collateralized loans are shared pro-rata with the MP Agreement holders. The Company has the right but not the obligation to redeem the MP Agreements at any time. The MP Agreement investors do not have the right to sell or repledge their interest in the underlying collateral. Interest expense related to MP Agreements was $154,062 and $27,020 for the three months ended and $307,817 and $27,020 for the six months ended June 30, 2004. MP Agreement principal and interest outstanding and related collateral as of June 30, 2004:

                                                             MP Amount       Total Collateral
                                                            Outstanding      Carrying Amount
                                                            -----------      ---------------
Lewisville, TX senior housing loan; matures 10/1/04
   with a one year extension at the Company's option       $ 3,766,000         $10,506,229
Garland, TX senior housing loan; matures 12/1/04
   with a one year extension at the Company's option         2,396,500         $ 6,087,652
                                                           -----------
Total principal outstanding                                  6,162,500
Accrued interest payable                                        49,642
                                                           -----------
                                                           $ 6,212,142

The loans which collateralize the MP agreements are classified as real estate joint venture investments in the accompanying Balance Sheets. The total carrying amount is equal to the loan's outstanding principal, plus accrued interest, less deferred loan fees.

NOTE 14 - LOAN GUARANTEES

The Company is guarantor on four loans secured by senior housing facilities owned by unrelated non-profit entities. Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require a Company guarantee as a condition of the extension of the loan by the financial institution. The guarantee is solely limited to amounts drawn under credit facilities and only covers outstanding principal and accrued interest and terminates upon maturity and principal repayment. Only upon an uncured payment default and upon demand by the financial institution would the Company be required to perform under its guarantee obligations. The Company's recourse would be limited to repossession of the underlying collateral and subsequent resale of the facilities. As of June 30, 2004, all loans which had a guarantee were current based on their loan terms. Loan guarantees as of June 30, 2004:

                                                                          Current             Loan
                       Origination      Maturity         Maximum         Principal          Guarantee
Location                   Date           Date          Guarantee       Outstanding        Obligation
--------                   ----           ----          ---------       -----------        ----------
Fort Pierce, FL          5/31/04        11/30/04       $ 6,000,000       $ 6,000,000       $ 60,000
Fort Pierce, FL          7/18/01        8/15/04          4,445,000         4,445,000          -0-
Palm Bay, FL             12/31/02       12/31/05        13,800,000        12,241,293          -0-
St. Petersburg, FL       12/18/01       12/18/04         7,347,300         7,113,692          -0-
                                                       -----------       -----------       --------
                                                       $31,592,300       $29,799,985       $ 60,000


As of June 30, 2004, $60,000 was due from the borrower for the Fort Pierce, FL loan guarantee. The Company received full payment for this guarantee prior to the issuance of these financial statements.

NOTE 15 - PROFIT SHARING PLAN
During 2001, the Company established a profit sharing plan for its employees. The plan allows for entry into the plan after one year of service, and immediate vesting of contributed amounts. All contributions are to be made at the discretion of the Company after approval by the Board of Directors. For the six months ended June 30, 2004 and 2003, the Company has not elected to contribute to the plan.

NOTE 16 - BUILDING MORTGAGE
In connection with the acquisition of office space, the Company obtained a mortgage and pledged the real estate as collateral. The mortgage requires monthly principal and interest payments of $2,068 with an annual interest rate of 8.5%. The loan matures on March 1, 2006, at which time a balloon payment of $158,637 will be required. Estimated annual principle payments: 2004 - $5,071; 2005 - $10,733; 2006 - $159,638.

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

During 2001, as part of the Company's formation and initial capitalization of Wellstone Financial Group, LLC ("WFG"), 500 preferred shares with a value of $500,000 were issued to WFG in return for a 100% ownership interest in WFG. In June 2004, WFG was dissolved and all of the outstanding Series A Convertible Preferred Stock was redeemed from WFG in exchange for the Company's ownership interest in WFG. See Note 18 for additional disclosures on this transaction.

NOTE 18 - DISSOLUTION OF SUBSIDIARIES
In June 2004, the Company's Board of Directors approved an agreement to dissolve Wellstone Financial Group, LLC ("WFG"), a 100%-owned subsidiary. In exchange for the Company's ownership interest in WFG, the Company redeemed all of the Company's Series A Preferred Stock owned by WFG. The fair value of the Preferred Stock and the Company's ownership interest in WFG were both estimated at $500,000; therefore, no cash was exchanged. As of June 30, 2004, WFG is no longer included in the Company's financial statements. The transaction had no effect on the Company's assets, liabilities, net income and earning per share of common stock. WFG was dissolved because the Company has been unable to retain the type of specialized employees necessary to develop WFG's operations into a long-term profitable venture.

In June 2004, the Company's Board of Directors approved an agreement to dissolve Wellstone Communities, Inc. ("WCI"), a 100%-owned subsidiary. The Company received all of WCI's assets in exchange for its 362,500 shares of WCI Common Stock. The fair value of this transaction was $1,265,268. WCI's assets included $1,046,340 in cash and a real estate mortgage loan with a carrying amount of $218,928. The transaction had no effect on the Company's assets, liabilities, net income, and earnings per common share. WCI filed a Form SB-2 Registration Statement in 2003 and planned to issue preferred stock to expand its specialized loan operations and possibly purchase a bank. The Company determined that it was not feasible to go forward with the registration statement given the proposed financial structure; therefore, WCI was dissolved.

NOTE 19 - EARNINGS PER SHARE
Basic earnings (loss) per share for the three and six month periods ended June 30 have been calculated as follows:

                                                     Three Months     Six Months
                                                     ------------     ----------
2004     Net Income                                   $  54,017       $ 162,739
         Average Common Shares Outstanding              709,902         603,085
         Earnings per Common Share                    $    0.07       $    0.27
2003     Net Loss                                     ($125,194)      ($265,180)
         Average Common Shares Outstanding              519,965         523,088
         Loss per Common Share                        ($   0.24)      ($   0.51)

Diluted earnings per share are the same as basic earnings per share because there are no shares of Series A Convertible Preferred Stock outstanding. Other than the Series A Convertible Preferred Stock, there are no other potentially dilutive securities, stock options or warrants outstanding.


NOTE 20 - MAJOR CUSTOMERS
The Company received more than 10% of its total revenue for the three and six months ended June 30, 2004 from the following customers:

                                    Three Months
                                 ------------------
                                  Amount        %        Amount        %        Description of Revenue Received
                                 ----------   ----     ----------    ----       -------------------------------
Senior Housing Services, Inc.    $1,440,889   47.8%    $2,665,631    45.9%      Interest and fees from real
                                                                                estate joint venture investments
Wellstone Housing Corp.             539,803   17.9%     1,051,547    18.1%      Interest and fees from
                                 ----------   ----     ----------    ----       family housing development loans
                                 $1,980,692   65.7%    $3,717,178    64.0%

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

The estimated fair values of the Company's financial instruments at June 30, 2004 are:

                                                Carrying Amount       Fair Value
                                                ---------------       ----------
Financial assets:
  Cash and cash equivalents                       $15,773,663        $15,773,663
  Bond holdings                                   $ 3,787,500        $ 3,787,500
  Loan guarantee receivable                       $    60,000        $    60,000
Financial liabilities:
  Investor certificates                           $97,112,123        $97,112,123
  Mortgage participations                         $ 6,162,500        $ 6,162,500
  Building mortgage                               $   175,442        $   175,442
  Capital lease obligation                        $    10,904        $    10,904
  Loan guarantee obligation                       $    60,000        $    60,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Selected financial data.

Please read the following selected financial data in conjunction with the rest of this "Management's Discussion and Analysis of Financial Condition and Results of Operation" and with our financial statements and related notes in this filing.

                                                         Six months ended
                                                             June 30,
                                                  -----------------------------
                                                       2004             2003
                                                  -----------       -----------
Revenues                                          $ 5,809,315       $ 4,082,270
                                                  -----------       -----------

Investor interest expense                           4,125,155         3,354,375
Loan loss expense                                      30,000               -0-
Marketing expenses                                    460,714           251,066
Salaries, payroll taxes, benefits                     629,096           471,215
Operating expenses                                    390,058           492,545
                                                  -----------       -----------
   Total expenses                                   5,635,013         4,569,201
                                                  -----------       -----------
Operating income (loss)                               174,302          (486,931)
Income tax provision (benefit)                         11,563          (221,751)
                                                  -----------       -----------
   Net income (loss)                              $   162,739       ($  265,180)

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

Comparison of Periods Ended June 30, 2003 and June 30, 2004
General. Assets increased from $91,461,581 at June 30, 2003 to $116,432,553 at June 30, 2004 for an increase of $24,970,972 or 27%. This increase was a result of the sale of Investor Certificates and Mortgage Participations, net of redemptions of $20,316,886, new common stock issuances of $1,851,262, and cash generated from operations since June 30, 2003, decreased by dividends paid to shareholders. With the additional net cash from these items and from cash already on hand, we invested in real estate loans and joint venture investments, net of principal payments received, of $15,242,937 and purchased an additional $1,275,000 in bond holdings. Total revenue increased for the three months ended June 30, 2004 by $869,274 or 41% from $2,143,788 in 2003 to $3,013,062 in 2004.
Total revenue increased for the six months ended June 30, 2004 by $1,727,045 or 42% from $4,082,270 in 2003 to $5,809,315 in 2004. Net income (loss) for the three and six months ended June 30, 2004 was $52,017 and $162,739 compared to ($125,194) and ($265,180) for the same periods ended June 30, 2003.

Total real estate loans and joint venture investments outstanding on June 30, 2004 was $92,434,782 compared to $77,191,845 on June 30, 2003 for an increase of $15,242,937 or 20%. This increase is due to sales of Investor Certificates and Mortgage Participation Agreements and the subsequent origination or refinancing of real estate loans and joint venture investments, as follows:

New real estate loans made                                         $  3,229,710
Decrease in existing loans, net of principal received                (1,519,674)
New real estate joint venture investments made                        5,505,752
Increase in existing real estate joint venture investments            8,027,149
                                                                   ------------
                                                                   $ 15,242,937

All other assets composed primarily of cash, bond holdings, property and equipment, and unamortized debt issue costs were $23,997,771 as of June 30, 2004.

Our cash balance increased $9,000,007 from $6,773,656 on June 30, 2003 to $15,773,663 on June 30, 2004. This increase is due to the large amount of Investor Certificates sold in May and June of 2004. There is normally a lag of one to three months between the receipt of cash from these sales and the investment in new real estate loans and joint venture investments. We expect our cash on hand to decrease from its current level before the end of the current year as we are able to find suitable real estate loans and joint venture investments to invest our cash.

Principal and interest payable on Investor Certificates and Mortgage Participation ("MP") Agreements increased $22,345,705 or 25% from $88,130,062 as of June 30, 2003 to $110,475,767 as of June 30, 2004. In 2003, the Company filed a registration statement with the Securities and Exchange Commission to sell up to $40,000,000 in additional Investor Certificates and $11,375,000 in Common Stock. The registration statement was approved on March 26, 2004 which allowed us to start selling new Investor Certificates in the second quarter of 2004 and continue the substantial increase in outstanding certificates and the subsequent investment in new real estate loans and joint venture investments.

On May 31, 2004, a loan that we guaranteed on a senior housing facility in Fort Pierce, FL was modified and the maturity date was extended six months. This modification triggered the recognition of a loan guarantee obligation on our balance sheet. The loan guarantee obligation is carried at the guarantee's estimated fair value of $60,000. We have billed the loan guarantee obligation to the respective borrower as compensation for our risk. At June 30, this amount had not been paid; therefore, we also have a loan guarantee receivable on our balance sheet. We received full payment from the borrower prior to the issuance of these financial statements. We have two additional loan guarantees that may be modified and extended prior to the end of the current fiscal year. If this occurs, we will recognize additional loan guarantee obligations and we will bill these obligations to the respective borrowers as compensation for the risk that we have taken on related to the guarantees. Please see Note 14 of the Notes to Financial Statements for additional information related to loan guarantees.

Real estate loan and joint venture interest and fees earned. Interest income and fees from real estate loans and joint venture investments for the three and six months ended June 30 is as follows:

                               2004           2003         Increase        %
                            ----------     ----------     ----------     -----
Three months ended          $2,900,850     $2,049,844     $  851,066      42%
Six months ended            $5,598,347     $3,908,037     $1,690,310      43%


The increases were due to the following:
                                                                 Three months       Six months
                                                                 ------------       ----------
Increase in average outstanding principal                        $  401,362        $  824,461
   (Three months: $89,725,937 - 2004; $72,507,546 - 2003)
   (Six months: $87,127,531 - 2004; $70,272,776 - 2003)
Increase in weighted average interest rate                           83,867           133,318
   (Three months: 9.85% - 2004; 9.47% - 2003)
   (Six months: 9.81% - 2004; 9.45% - 2003)
Increase in loan fees recognized                                    365,837           732,531
                                                                 ----------        ----------
                                                                 $  851,066        $1,690,310

The increase in average outstanding principal is due to the addition of 6 new real estate loans and joint venture investments with outstanding principal of $8,735,462 and an increase in existing loan principal (net of principal payments received) with an average net outstanding principal increase of $8,119,293.

Loan participation and other income. For the three and six months ended June 30,
2004, loan participation and other income increased as follows:
                                             Three Months Ended               Six Months Ended
                                      ------------------------------   ------------------------------
                                       2004        2003      Change      2004       2003       Change
                                      --------   --------   --------   --------   --------   --------
Investment income                     $104,887   $ 87,344   $ 17,543   $196,318   $159,797   $ 36,521
Loan participation and other income      7,325      6,600         25     14,650     14,436        214
                                      --------   --------   --------   --------   --------   --------
   Total                              $112,212   $ 93,944   $ 18,268   $210,968   $174,233   $ 36,735


The Company's investment income is from the purchase of tax-free bonds used as permanent financing for projects the Company funded during their development and initial operations and from interest income on the Company's excess cash. The increase in investment income is due to the September, 2003 purchase of new tax-free bonds, which increased the balance in our bond holdings portfolio.

Investor interest expense. Investor interest expense for the three months ended
June 30, 2004 was $2,162,665, an increase of $365,607 or 20% compared to 2003.
Investor interest expense for the six months ended June 30, 2004 was $4,125,155, an increase of $770,780 or 23% compared to 2003. The increases are due to:
                                                                       Three Months       Six Months
                                                                       ------------       ----------
Increase in average outstanding certificate principal, including        $ 246,919         $ 482,329

 interest payable subject to compounding
   (Three Months: $91,311,352 - 2004; $81,033,022 - 2003)
   (Six Months: $86,547,482 - 2004; $76,542,002 - 2003)
Change in weighted average interest percentage                             (8,354)            7,654
   (Three Months: 8.80% - 2004; 8.81% - 2003)
   (Six Months: 8.82% - 2004; 8.80% - 2003)
Increase in average outstanding Mortgage Participation principal
   (Three Months: $6,162,500 - 2004; $1,083,769 - 2003)
   (Six Months: $6,156,340 - 2004; $544,878 - 2003)                       127,042           280,797
                                                                        ---------         ---------
                                                                        $ 365,607         $ 770,780

Loan loss expense and allowance for loan losses. In the fourth quarter of 2003, as part of our regular loan grading and risk assessment process, we charged $375,000 to loan loss expense and increased our allowance for real estate loan losses to $375,000 from $0 as of December 31, 2002. In the first and second quarters of 2004, we charged an additional $20,000 and $10,000, respectively to loan loss expense. Prior to the fourth quarter of 2003, we had never recognized an allowance for loan loss. Even though we have not incurred a loan write-off, we increased our loan loss allowance in the fourth quarter of 2003 because of an increase in our family housing development loan portfolio's relative credit risk. The increased credit risk was caused by slower than expected new home sales in the fourth quarter of 2003, which is a result of slower than expected growth in the U.S. economy. The loan loss expense in 2004 was due to an increase in the family housing development loan portfolio's outstanding principal.

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

As of June 30, 2004, one church loan with a carrying amount of $1,646,353 was considered impaired. As of June 30, 2003, one church loan with a carrying amount of $134,458 was considered impaired. No specific impaired loan loss allowance has been recorded because the carrying amount of the loans are less than the loan's collateral and the present value of the loan's expected future cash flows.

As of June 30, 2004, allowance for loan losses as a percent of outstanding loan principal by loan type:

                                         Loan Loss    Outstanding
                                         Allowance     Principal          %
                                        -----------   -----------   -----------
Family Housing Development Loans        $   405,000   $27,822,341       1.5%
Church Mortgage Loans                           -0-    10,460,444         0%
Senior Housing Mortgage Loans                   -0-     9,219,836         0%
Real Estate Joint Venture Investments           -0-    45,386,263         0%
                                        -----------   -----------   -----------
  Total                                 $   405,000   $92,888,884        .4%

Marketing  expenses.  Total expenses for the marketing of investor  certificates for the three and six months  ended June 30,  2004 were  $256,178  and  $460,714 compared to $144,579 and $251,066  for the same periods in 2003.  The  increases are due to:
                                         Three Months                     Six Months
                               ------------------------------   ------------------------------
                                 2004       2003      Change      2004       2003      Change
                               --------   --------   --------   --------   --------   --------
Debt issue cost amortization   $203,633   $110,518   $ 93,115   $366,361   $204,199   $162,162
Management &                     19,750      7,981     11,769     39,499      7,981     31,518
Consulting
Printing                          8,378      4,586      3,792     15,645      6,748      8,897

Other marketing costs            24,417     21,494      2,923     39,209     32,138      7,071
                               --------   --------   --------   --------   --------   --------
       Total                   $256,178   $144,579   $111,599   $460,714   $251,066   $209,648

Debt issue cost amortization expense increased due to Investor Certificates and Mortgage Participations sold since June 30, 2003. This expense will continue to increase as new Investor Certificates and Mortgage Participations are sold. Consulting expense is up due to the hiring of a full-time marketing manager who is designing and implementing new marketing strategies for our Investor Certificates, new investments and general corporate programs. Printing costs are up due to the printing of prospectuses and marketing brochures for our new certificates, which we began to sell in the second quarter of 2004.

Selling commissions paid to brokers for selling Investor Certificates and Mortgage Participations and costs incurred to register Investor Certificates are paid in cash and charged as an expense over the term of the related debt. The unamortized balance is classified as an asset on the Balance Sheet as "Unamortized debt issue costs". The balance was $2,328,558 and $1,694,439 as of June 30, 2004 and 2003, respectively.

Operating and personnel expenses. Personnel expenses (salaries, payroll taxes, and benefits) for the three months ended June 30 increased $52,162 or 20% from $256,714 in 2003 to $308,876 in 2004. For the six months ended June 30, personnel expenses increased $157,881 or 33% from $471,215 in 2003 to $629,096 in 2004. The increase is due to additional employees hired to handle the Company's growth in operations.

Starting in July 2003, the Company contracted with Cornerstone Capital Advisors ("CCA") to provide all administrative personnel services. The Company is paying CCA for its expenses (estimated at $1,300,000 over the next 12 months), which are expected to be similar to the expenses incurred by the Company had it continued its personnel support under previous arrangements. There is no fee schedule but the Company may elect to pay fees for good performance, which if paid, would be no more than 10% of the reimbursed expenses for the previous 12 months. The Company paid $335,271 to CCA during the three months ended June 30, 2004, of which $308,876 is included in personnel expense, $12,645 is included in operating expenses and $13,750 is included in marketing expenses. The Company paid $659,493 to CCA during the six months ended June 30, 2004, of which $619,348 is included in personnel expenses, $12,645 is included in operating expenses and $27,500 is included in marketing expenses. Prior to July 1, 2003, the employees were paid directly by the Company. On July 1, 2003, CCA hired all of our employees and has billed us for the time spent on Company operations.

For the three and six months ended June 30, 2004 and 2003, operating expenses were as follows:
                                                 Three Months                          Six Months
                                      ---------------------------------    ---------------------------------
                                         2004       2003       Change        2004        2003        Change
                                      ---------   ---------   ---------    ---------   ---------   ---------

a) Trust service/paying agent fees    $  47,890   $  35,818   $  12,072    $  74,193   $  72,263   $   1,930
b) Consulting fees                       43,096      28,410      14,686       49,296      91,610     (42,314)
c) Audit, accounting & tax services       8,915      12,705      (3,790)      28,787      44,311     (15,524)
d) Employee recruiting costs                -0-       6,682      (6,682)         -0-      46,335     (46,335)
e) Depreciation & amortization           16,262      15,073       1,189       32,282      24,375       7,907
f) Office expenses                       28,118      28,670        (552)      43,585      52,833      (9,248)
g) Legal expenses                         5,568      12,496      (6,928)      30,854      34,430      (3,576)
h) Appraisal costs                       26,208         -0-      26,208       26,208         -0-      26,208
i) Other operating expenses              55,827      38,582      17,245      104,843     126,388     (21,545)
                                      ---------   ---------   ---------    ---------   ---------   ---------
Total operating expenses              $ 231,884   $ 178,436   $  53,448    $ 390,048   $ 492,545   ($102,497)

The changes are due to the following:
     a) Trust service/paying agent fees - increased in the current quarter due to an increase in transaction activity for our Investor Certificates related to the new registration statement.
     b) Consulting fees - In the second quarter of 2004, we used consultants to identify new business markets in the African American community
         (churches, affordable senior housing and family housing) which increased costs over the second quarter of 2003. Year-to-date, we have spent less than last year because in the first quarter of 2003, we hired financial consultants to set up the mortgage participation program, set-up cash flow and financing models which we are using to manage our cash and loan investments, and to explore possible new industries and strategies for our loan business. We did not use consultants for any material projects in the first quarter of 2004.
     c) Audit, accounting & tax services - Decreased due to the hiring of a full-time accountant in the middle of 2003 which has decreased our need for outside accounting services.
     d) Employee recruiting costs - decreased in 2004 because we are no longer using outside recruiting firms to hire our employees.
     e) Depreciation & amortization - The six month increase is due to the purchase of an office building, office furnishings and computers in late February, 2003.
     f) Office expenses - In late February, 2003, we moved into our new office building and incurred a number of one-time moving and set-up costs. Since we have not incurred similar costs this year, our office expenses have decreased for the six months ended June 30, 2004.
     g) Legal expenses - We have used outside attorneys slightly less in 2004 than in 2003.
     h) Appraisal costs - Increased in the second quarter of 2003 due to new appraisals being commissioned on a number of properties which serve as collateral on senior housing and church loans.

     i) Other operating expenses - increased in the second quarter due to travel costs and Board of Directors expenses. Board of Directors costs increased because our annual meeting was held during the second quarter of 2004 versus the first quarter in 2003. For the six months ended June 30, 2004, other operating costs have decreased due to economies of scale that we have benefited from as our operations have increased.

Income tax provision (benefit). The income tax provision (benefit) for the three and six months ended June 30, 2004 was ($10,558) and $11,563, compared to ($107,805) and ($221,751) for the same periods ended June 30, 2003. The net increase in income taxes is due to an increase in pre-tax income, partially offset by an increase in tax-exempt bond interest. The Company's effective tax provision (benefit) rate for 2004 and 2003 is as follows:

                   2004       2003
                  ------     ------
Three Months      (24.3%)    (46.3%)
Six Months          6.6%     (45.5%)

A reconciliation of the Company's effective tax provision rate to the federal statutory rate is included in the attached "Notes to Consolidated Financial Statements" (Note 10).

Dividends. Dividends of $155,066 and $169,085 were declared on June 30, 2004 and 2003 and paid on July 15, 2004 and 2003, respectively.

Liquidity and Capital Resources
Cash flows from operations. Net cash provided by the Company's operations for the six months ended June 30, 2004 was $397,339, which compares to $187,624 in net cash used by operations for the six months ended June 30, 2003 for an increase in net cash provided by operations of $584,963. This difference was driven by increases in net income, depreciation and amortization expense, deferred taxes, allowance for loan losses, and investor and mortgage participation interest payable, partially offset by a decrease in accounts and other payables and changes in accrued real estate loan and joint venture interest and deferred loan fees.

Investor and mortgage participation interest payable increased $1,819,141 in the first six months of 2004 due to an increase in outstanding debt and because approximately 25% of the Investor Certificate holders who purchased certificates in 2003 and 2004 have elected to reinvest the interest due to them each year and not receive the interest in cash until maturity.

Included in the 2004 and 2003 changes in accrued real estate loan and joint venture interest and deferred loan fee amounts is $782,529 and $297,360 in interest which was financed as part of loan principal. We receive monthly interest payments on our loans except when the terms of certain loans allow borrowers to finance interest payments while the collateralized property is under development or construction. A summary (by loan type) of the amount of net financed interest for the six months ended June 30, 2004 and 2003 is as follows:

                                                       2004              2003
                                                    ---------         ---------
Family Housing Development                          $ 496,082         ($ 78,504)
Church Construction                                    39,601             8,590
Real Estate Joint Venture                             246,846           367,274
                                                    ---------         ---------
                                                    $ 782,529         $ 297,360

The amount for 2004 represents interest accrued and financed in 2004, net of payments received in 2004 that were financed in previous years. 2003's amount represents interest accrued and financed in 2003, net of payments received in 2003 that were financed in previous years.

The increase in the family housing net financed interest in 2004 as compared to 2003 is due to: 1) the Company receiving $453,938 in financed interest in 2003 that was originally financed in 2002 on a major project in Mableton, GA, 2) increased loan balances on six projects which are now in the development phase and are financing their monthly interest, and 3) the addition of four new loans since June 30, 2003 which are in the development phase of construction.

The decrease in real estate joint venture net financed interest is due to the origination of the Lewisville, TX loan in the latter part of 2002. We financed as part of the loan's principal the first three months' interest in 2003 because the facility was being renovated. We have received monthly interest payments thereafter. The McKinney, TX loan is in the pre-development phase and financed its interest payments during the first six months of 2004. Since the McKinney, TX loan balance is significantly less than the Lewisville, TX loan balance, the financed interest amount decreased in 2004. Also, the San Antonio, TX loan financed one months' interest in the first quarter of 2004 while undergoing renovations to its facility.

The McKinney loan is collateralized by raw land that is being developed for senior housing whereas the other Real Estate Joint Venture Investment loans are collateralized by existing facilities that only needed to be remodeled. Therefore, the period in which the interest is being financed on the McKinney loan is longer than the other Real Estate Joint Venture Investment loans.

Cash flows from investing activities. For the six months ended June 30, 2004, the Company used $7,800,354 in cash from investing activities which is a decrease of $4,747,981 from $12,548,335 for the six months ended June 30, 2003. The decrease was due to the following:

Decrease in real estate loans and joint venture investments made ($6,635,384) Decrease in real estate loan and joint venture investment
   principal payments received                                        2,436,539
Decrease in bonds redeemed or sold                                       31,250
Decrease in fixed asset and real estate purchases                      (580,386)
                                                                    -----------
                                                                    ($4,747,981)

The decrease in real estate loans and joint venture investments made in 2004 is due to the new registration statement not becoming effective until March 26, 2004. We did not have as much time in 2004 to originate new loans as we did in 2003. This should turn around in the second half of 2004 as we invest the cash that we have received from new investor certificates and stock issuances.

The decrease in real estate loan and joint venture investment principal payments received is due to a large principal pay-down received in 2003 on a real estate joint venture investment in Largo, FL.

During the six months ended June 30, 2003, the Company purchased an office condominium for $532,040 to house its corporate offices and to provide additional office space for future growth.

Cash flows from financing activities. For the six months ended June 30, 2004, the Company raised $19,724,464 from the sale of Investor Certificates and Mortgage Participation Agreements. This represents a decrease of $2,266,060 from new Investor Certificate and Mortgage Participation sales of $21,990,524 for the six months ended June 30, 2003. Registered Investor Certificates were available for sale for three months in 2004 versus four months in 2003, which caused the decrease in 2004's sales.

In early May, 2003, we sold out of all available registered Investor Certificates; therefore, no new certificates were available to sell while we were getting a new registration statement approved by the Securities and Exchange Commission. The new registration statement was not approved until March 26, 2004, which caused the decrease in the amount of time that we were able to issue new certificates in 2004.

Investor Certificates redeemed decreased from $2,844,132 for the six months ended June 30, 2003 to $1,763,292 for the six months ended June 30, 2004. In 2003, we called certificates related to the church bond fund, which increased 2003's redemptions as compared to 2004.

We have $15,606,131 in Investor Certificates coming due or redeemable upon demand in the next 12 months. $8,556,338 of this amount is for graduated certificates, which allow an investor to redeem their certificate each year on the anniversary date of the purchase. Based on our historical experience, we expect that less than 20% of the graduated certificates will be redeemed for cash in 2004. Also, $4,534,968 million in five year bonds will mature in March, 2005. Our historical experience indicates that over 80% of the maturities will be reinvested into new Investor Certificates, but there is no guarantee that this will happen. We will ensure that we have enough cash available to handle these maturities.

Among the measures we take to mitigate any demands for cash are:
o    Maintain a minimum cash balance, normally no less than $3,000,000.
o    Have readily marketable loans that can be sold for par or a premium.
o Asking investors about their intentions at least 30 days before their bonds mature.
o    Have a bank willing to extend credit lines if needed.
o    Spread maturity dates throughout the year.
o Limit each investor to not more than $500,000 maturing in any three-month period.

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

Item 3. Controls and Procedures

The principal executive officer and the principal financial officer of the small business issuer, Cornerstone Ministries Investments, Inc., have, as of June 30, 2004, evaluated the small business issuer's disclosure controls and procedures, as defined by Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based on their evaluation, they have concluded that those disclosure controls and procedures are designed and implemented effectively to ensure that information required to be disclosed by the small business issuer in the reports that it files or submits under that Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

Dated: August 12, 2004          Cornerstone Ministries Investments, Inc.
                                             (Registrant)


                                By: /S/ John T. Ottinger
                                    --------------------------------------------
                                    John T. Ottinger
                                    Vice President and Chief Financial Officer