Form 10QSB
period 2004-09-30
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2004-11-12
CIK 1035270

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                  Yes X                     No__
                      -

As of September 30, 2004, there were issued and outstanding 853,123 shares of the common stock of the issuer.

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

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Accountant's Review Report                                 F-1

                  Balance Sheets as of September 30, 2004 and 2003           F-2

                  Statements of Operations for the Three and
                  Nine Months ended September 30, 2004 and 2003              F-3

                  Statements of Changes in Shareholders' Equity
                  for the Nine Months ended September 30, 2004 and 2003      F-4

                  Statements of Cash Flows
                  for the Nine Months ended September 30, 2004 and 2003      F-5

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

                           ROBERT N. CLEMONS, CPA, PA
                                   PO BOX 1670
                           DELAND, FLORIDA 32721-1670


To The Board of Directors
Cornerstone Ministries Investments, Inc.

We have reviewed the accompanying balance sheets of Cornerstone Ministries Investments, Inc. as of September 30, 2004 and 2003 and the related statements of operations, changes in shareholder's equity, and cash flows for the three-month and nine-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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


/s/ Robert N. Clemons, CPA, PA

DeLand, Florida
October 27, 2004

CORNERSTONE MINISTRIES INVESTMENTS, INC.
BALANCE SHEETS
As of September 30, 2004, September 30, 2003 and December 31, 2003
(Unaudited)

                                                                                                     (Consolidated - See Note 18)
                                                                                  Unaudited          Unaudited            Audited
                                                                                  9/30/2004          9/30/2003          12/31/2003
                                                                                ------------       ------------        ------------
ASSETS
Cash and cash equivalents                                                       $  9,257,555       $  5,566,854        $  4,389,851
Loans in process                                                                     194,755            881,996             118,504
Real estate loans, net                                                            50,443,720         46,894,107          47,877,277
Real estate joint venture investments, net                                        59,470,960         32,461,754          34,846,223
Bond holdings and accrued interest                                                 3,985,667          5,197,333           4,001,333
Property and equipment, net                                                          828,241            887,381             873,101
Refundable income taxes                                                                5,673            286,953              42,617
Goodwill                                                                             450,997            450,997             450,997
Unamortized debt issue costs                                                       2,621,638          1,853,470           1,772,631
Real estate held for investment                                                      340,000            340,000             340,000
Other assets                                                                          57,957            118,746              15,813
                                                                                ------------       ------------        ------------
TOTAL ASSETS                                                                    $127,657,163       $ 94,939,591        $ 94,728,347
                                                                                ============       ============        ============

LIABILITIES
Investor certificates and accrued interest                                      $115,051,868       $ 84,122,059        $ 84,562,645
Mortgage participations and accrued interest                                       6,212,142          6,512,197           6,132,809
Accounts and other payables                                                          115,894            235,762             267,806
Loan guarantee obligation                                                            104,000               --                  --
Common dividends payable                                                                --                 --               169,087
Building mortgages                                                                   608,540            182,450             180,194
Capital lease obligation                                                               9,453             14,915              13,632
Deferred taxes payable                                                               150,729            292,545             171,443
                                                                                ------------       ------------        ------------

TOTAL LIABILITIES                                                                122,252,626         91,359,928          91,497,616
                                                                                ------------       ------------        ------------

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, no par
  value; 235,000 shares authorized, no
  shares issued and outstanding                                                         --                 --                  --
Common Stock, $0.01 par value; 10 million shares authorized;
  853,123, 531,532 and 531,532 shares issued and outstanding                           8,531              5,315               5,315
Paid in capital                                                                    5,337,749          3,297,435           3,297,435
Retained earnings                                                                     58,257            350,161               1,229
Treasury stock                                                                          --              (73,248)            (73,248)
                                                                                ------------       ------------        ------------

TOTAL SHAREHOLDERS' EQUITY                                                         5,404,537          3,579,663           3,230,731
                                                                                ------------       ------------        ------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                                           $127,657,163       $ 94,939,591        $ 94,728,347
                                                                                ============       ============        ============

SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REVIEW REPORT                                                                            F-2

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2004 and 2003
(Unaudited)

                                                                                    (Consolidated -                  (Consolidated -
                                                                                      See Note 18)                      See Note 18)
                                                                    3 Mo. Ended       3 Mo. Ended      9 Mo. Ended      9 Mo. Ended
                                                                     9/30/2004         9/30/2003        9/30/2004         9/30/2003
                                                                    -----------       -----------      -----------       -----------
REVENUES
Real estate loan and joint venture interest and fees                $ 3,165,898       $ 2,711,757      $ 8,764,245       $ 6,619,794
Loan participation and other income                                     135,706         1,306,658          346,674         1,480,891
                                                                    -----------       -----------      -----------       -----------

TOTAL REVENUES                                                        3,301,604         4,018,415        9,110,919         8,100,685
                                                                    -----------       -----------      -----------       -----------

EXPENSES
Investor interest expense                                             2,502,518         1,930,656        6,627,673         5,285,031
Loan loss expense                                                        20,000              --             50,000              --
Marketing expenses                                                      274,995           161,370          735,709           448,595
Salaries, payroll taxes, and benefits                                   269,575           225,504          898,671           696,719
Operating expenses                                                      198,284           287,151          588,332           743,537
                                                                    -----------       -----------      -----------       -----------

TOTAL EXPENSES                                                        3,265,372         2,604,681        8,900,385         7,173,882
                                                                    -----------       -----------      -----------       -----------

Income Before Provision For Income Taxes                                 36,232         1,413,734          210,534           926,803

Income Tax (Benefit) Provision                                          (13,123)          489,829           (1,560)          268,078
                                                                    -----------       -----------      -----------       -----------

NET INCOME                                                          $    49,355       $   923,905      $   212,094       $   658,725
                                                                    ===========       ===========      ===========       ===========

Basic and Diluted Earnings
 per Common Share                                                   $      0.06       $      1.78      $      0.31       $      1.26

SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REVIEW REPORT                                                                            F-3

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2004 and 2003
(Unaudited)

The statement for the nine months ended September 30, 2003 was part of a consolidated financial statement - see Note 18.

                                                                                  RETAINED
                                   COMMON STOCK:        PAID-IN       PREFERRED   EARNINGS       TREASURY STOCK:          TOTAL
                                 SHARES    AMOUNT       CAPITAL         STOCK     (DEFICIT)     SHARES       STOCK         EQUITY
                                --------  ---------   ------------   -----------  ----------  ----------   ----------    -----------
BALANCE, DECEMBER 31, 2002      530,947   $  5,309    $ 3,293,641    $       --   $(139,479)                $    --      $3,159,471
Net income                                                                          658,725                                 658,725
Common stock issued                 585          6          3,794                                                             3,800
Dividend declared                                                                  (169,085)                               (169,085)
Treasury stock acquired                                                                         (11,269)     (73,248)       (73,248)
                                --------  ---------   ------------   -----------  ----------  ----------   ----------    -----------

BALANCE, SEPT. 30, 2003         531,532   $  5,315    $ 3,297,435    $       --   $ 350,161     (11,269)   $ (73,248)    $3,579,663
                                ========  =========   ============   ===========  ==========  ==========   ==========    ===========

BALANCE, DECEMBER 31, 2003      531,532   $  5,315    $ 3,297,435    $       --   $   1,229     (11,269)   $ (73,248)    $3,230,731
Net income                                                                          212,094                                 212,094
Common stock issued             321,591      3,216      2,087,125                                                         2,090,341
Common stock issuance costs                               (46,811)                                                          (46,811)
Dividend declared                                                                  (155,066)                               (155,066)
Treasury stock sold                                                                              11,269       73,248         73,248
                                --------  ---------   ------------   -----------  ----------  ----------   ----------    -----------

BALANCE, SEPT. 30, 2004         853,123   $  8,531    $ 5,337,749    $       --   $  58,257          --    $      --     $5,404,537
                                ========  =========   ============   ===========  ==========  ==========   ==========    ===========



SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REVIEW REPORT                                                                            F-4

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2004 and 2003
(Unaudited)

                                                                                                                     (Consolidated -
                                                                                                                       See Note 18)
                                                                                                     2004                  2003
                                                                                                 ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                       $    212,094          $    658,725
Adjustments to reconcile net income to
 cash from operations-
Depreciation and amortization                                                                         640,656               378,938
Loss on sale of fixed assets                                                                            2,534                  --
Changes in-
Loans in process                                                                                      (76,251)             (522,976)
Accrued bond interest, net                                                                             15,666               (21,921)
Accrued real estate loan/joint venture interest and deferred loan fees                             (3,205,309)             (928,472)
Allowance for loan losses                                                                              50,000                  --
Refundable income taxes                                                                                36,944              (286,953)
Deferred taxes                                                                                        (20,714)              566,778
Investor and mortgage participation interest payable                                                2,726,187             1,687,786
Accounts and other payables                                                                           (47,912)              (46,358)
Other assets                                                                                          (42,144)              (80,558)
                                                                                                 ------------          ------------

NET CASH PROVIDED BY OPERATIONS                                                                       291,751             1,404,989
                                                                                                 ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made                                                                             (9,100,510)          (13,763,820)
Real estate loan principal payments received                                                        7,504,692             7,059,214
Real estate joint venture investments made                                                        (22,443,378)          (12,521,106)
Real estate joint venture payments received                                                             3,325             5,553,021
Bonds purchased                                                                                          --              (2,500,000)
Bonds redeemed or sold                                                                                   --                  58,750
Proceeds from sale of fixed assets                                                                      1,400                  --
Property and equipment purchased                                                                       (9,915)             (589,413)
                                                                                                 ------------          ------------

NET CASH USED BY INVESTING ACTIVITIES                                                             (24,044,386)          (16,703,354)
                                                                                                 ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates sold                                                                         31,100,364            18,163,253
Investor certificates redeemed                                                                     (3,336,245)           (3,449,495)
Mortgage participation agreements sold                                                                 78,250             6,255,330
Debt issue costs paid                                                                              (1,438,822)           (1,187,624)
Building mortgage proceeds                                                                            440,000                  --
Building mortgage principal payments                                                                  (11,654)               (6,776)
Capital lease principal payments                                                                       (4,179)               (2,795)
Common stock issued, net of issuance costs                                                          2,043,530                 3,800
Dividends paid                                                                                       (324,153)             (337,725)
Treasury stock sold (acquired)                                                                         73,248               (73,248)
                                                                                                 ------------          ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                          28,620,339            19,364,720
                                                                                                 ------------          ------------

Net change in cash and cash equivalents                                                             4,867,704             4,066,355
Cash and cash equivalents at beginning of period                                                    4,389,851             1,500,499
                                                                                                 ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $  9,257,555          $  5,566,854
                                                                                                 ============          ============

Supplemental Information-
  Interest paid during the period                                                                $  3,916,963          $  3,604,215
  Income taxes paid during the period                                                            $     62,500          $       --
Non-cash transactions-
  Investor certificates matured or redeemed early and re-invested                                $  3,309,314          $  3,793,364
  Loan interest financed and included in loan principal                                          $  1,186,383          $    446,471
  Fixed asset lease financing                                                                    $       --            $     17,710

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

The Company receives monthly interest payments on its real estate loans and senior housing loans (classified as real estate joint venture investments) except when the terms of a loan allow a borrower to finance interest payments. Interest is financed in the following circumstances:

o Family housing loans may finance interest while the project is in the development and pre-sales phase, which normally lasts 12 to 24 months depending on the size of the project. The Company receives the financed interest as the borrower sells homes in the development.
o Church construction loans may finance interest while the church building is under construction. This takes three to nine months, depending on the size of the building. When the building is operational, the financed interest from the construction phase is included in the loan's principal amount and the Company begins receiving monthly interest payments from the borrower.
o Senior housing loans may finance interest during the construction/renovation stage of the borrower's operations. This takes two to six months if there is an existing building and 12 to 24 months if the financed property is raw land and a new building is being constructed. When the facility is operational, the financed interest from the construction/renovation stage is included in the loan's principal amount and the Company begins receiving monthly interest payments from the borrower.

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

NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, property and equipment is composed of:

                                                       2004              2003
                                                    ---------         ---------
Office Condominiums                                 $ 795,034         $ 792,659
Office Computers, Furnishings,
   Software & Equipment                               122,037           118,141
Vehicles                                               30,351            37,730
Capital lease - phone system                           17,710            17,710
Less: Accumulated Depreciation                       (136,891)          (78,859)
                                                    ---------         ---------
Property and equipment, net                         $ 828,241         $ 887,381

Depreciation expense-
       Current Quarter                              $  18,558         $  15,704
       Year-to-Date                                 $  50,840         $  40,079

NOTE 3 - COMMITMENTS AND RELATED PARTY TRANSACTIONS

Leases:

During 2003, the Company entered into a capital lease for a new telephone system at the Company's headquarters. The lease was recorded at the asset's fair value and is being amortized over three years using the straight-line method. Interest expense is calculated based on the implied interest rate in the lease. The lease payment, including principal, interest and sales tax, is $672 per month. Amortization expense was $1,476 and $1,476 for the three months, and $4,427 and $3,444 for the nine months ended September 30, 2004 and 2003, respectively. Interest expense was $432 and $652 for the three months, and $1,469 and $1,598 for the nine months ended September 30, 2004 and 2003, respectively. Future yearly minimum lease payments as of September 30, 2004:

Year                                  Amount
----                                  ------
2004                                  $ 1,883
2005                                    7,531
2006                                    1,256
                                      -------
 Total                                 10,670
Less interest portion                  (1,217)
                                      -------
Capital lease obligation              $ 9,453

Loan Commitments:

The Company makes loan commitments in connection with certain real estate loans and joint venture investments that include funding for project development, building construction, renovations, lease-up operations, financed interest and other amounts that the borrower may draw upon in accordance with the loan agreement. As of September 30, 2004, the Company has $9,185,140 in approved, unused loan commitments for real estate loans and $6,461,334 for real estate joint venture investments. In addition, the Company has new loan commitments awaiting Loan Committee approval totaling $11,325,000.

Related Party Transactions:

Cornerstone Capital Advisors, Inc. - Management and Advisory Service Agreement

Effective July 1, 2003, the Company entered into a Management and Advisory Services Agreement with Cornerstone Capital Advisors, Inc. ("CCA") to provide loan management, administration, and accounting; investor relations; marketing; computer and management information systems administration; record maintenance; executive management; and bookkeeping and accounting after June 30, 2003. The agreement is for renewable one-year terms and it may be terminated by either party upon 60 days' written notice. The Company does not have any employees of its own and CCA is subject to the supervision of the Company's board of directors. Two of the Company's directors serve on CCA's board of directors.

From July 1, 2003 until July 31, 2004, the agreement obligated the Company to reimburse actual expenses incurred by CCA. Also, CCA was eligible to earn incentive compensation of up to 10% of the actual expenses billed to the Company for the prior 12 months. The base for the incentive compensation includes being current on all bond interest and other obligations, and that the common stock shareholders have received dividends equal to an annual rate of at least 10% on the price paid in a public offering for all the time the shares were outstanding. Factors above the base and the exact amount of incentive compensation were determined by the Board of Director's judgment on the extent to which CCA's services contributed to the results.

Effective August 1, 2004, the original agreement was modified so that the Company will pay CCA as follows:

o Management Fee - equal to 10% of the Company's revenues from all sources other than loan fees, loan participations and revenue received from CCA plus 30% of loan participation revenue. This fee is payable monthly.
o Loan Origination Fee - equal to 30% of the total loan fee charged by the Company to its borrowers. The fee is generally paid from loan proceeds and reduces deferred loan fees.

For the three and nine months ended September 30, 2004 and 2003, the Company paid CCA as follows:

                                      Three Months              Nine Months
                                -----------------------   ----------------------
                                   2004         2003         2004         2003
                                ----------   ----------   ----------   ---------
Management Fees                 $  324,988   $  157,114   $  984,481   $ 157,114
Loan Origination Fees              433,500          -0-      433,500         -0-
Incentive Compensation Fees            -0-          -0-          -0-         -0-
                                ----------   ----------   ----------   ---------
                                $  758,488   $  157,114   $1,417,981   $ 157,114

Cornerstone Capital Advisors, Inc. - Office Lease

Effective August 1, 2004, the Company and CCA entered into a lease agreement whereby CCA is leasing the Company's corporate office building and office/computer equipment in Cumming, GA. The lease payment is $5,000 per month. The initial lease term ends on August 31, 2005, after which time the lease converts to a month-to-month lease unless CCA notifies the Company of its intent not to renew within 30 days from the end of the initial lease term. The Company's cost basis in the office building and office/computer equipment is approximately $626,000. For the three and nine months ended September 30, 2004, the Company received $10,000 from CCA under the lease agreement.

Cornerstone Direct Public Offerings, LLC

The Company contracts with Cornerstone Direct Public Offerings, LLC ("CDPO") to provide legal and administrative services for the filing of SB-2 Registration Statements with the Securities and Exchange Commission. Two of the Company's directors serve on the board of directors of CDPO's majority owner, Cornerstone Group Holdings, Inc. The service fee is $75,000 per filing payable in installments during the filing process.

During 2003, the Company and Wellstone Communities, Inc. (a formerly 100%-owned subsidiary) each entered into a service agreement with CDPO for the filing of SB-2 Registration Statements. The $150,000 fee for these two agreements was paid in the third and fourth quarters of 2003. In January, 2004, the Company amended its service agreement and paid an additional $25,000 to CDPO for cost over-runs related to the length of time needed for their registration statement to become effective.

In July, 2004, the Company entered into a service agreement with CDPO for the filing of a new SB-2 Registration Statement. $50,000 was paid to CDPO in the third quarter of 2004. The Company expects to pay the remaining $25,000 service fee to CDPO during the fourth quarter of 2004.

See Note 12 for additional disclosures on the Company's registration statements and Note 18 for additional disclosures on Wellstone Communities, Inc.'s registration statement.

NOTE 4 - REAL ESTATE LOANS

At September 30, the Company had Real Estate Loans on church and other non-profit properties as follows:

                                                    2004               2003
                                                ------------       ------------
Family housing development loans                $ 31,648,258       $ 24,033,592
Church mortgage loans                              9,481,638         13,977,012
Senior housing mortgage loans                      9,286,352          9,093,501
                                                ------------       ------------
   Total principal                                50,416,248         47,104,105
   Accrued Interest                                  560,959            247,600
   Unearned Loan Fees                               (108,487)          (457,598)
   Allowance for loan losses                        (425,000)               -0-
                                                ------------       ------------
   Total Real Estate Loans                      $ 50,443,720       $ 46,894,107

These loans mature as follow: 2004 - $15,825,147; 2005 - $31,634,089; 2006 - $0;
2007 - $0; 2008 - $0; beyond 2008 - $2,957,012. Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

On September 30, 2004, the Company had significant credit risk concentrations in the following states:

Georgia       $26,619,380
Florida       $ 9,531,034
Texas         $ 9,398,511

Based on the terms of the loans, the Company allows borrowers with loans related to certain family housing and church properties to finance interest payments while the properties are in the development and construction phase of operations. For the nine months ended September 30, the net interest payments financed were:

                                                          2004           2003
                                                       ---------      ---------
Current year interest financed                         $ 868,926      $ 558,259
Previous years' financed interest received               (27,706)      (456,861)
                                                       ---------      ---------
Net financed interest                                  $ 841,220      $ 101,398

Impaired loan disclosures for the nine months ended September 30 are as follows:

                                                           2004          2003
                                                        ----------    ----------
Number of impaired loans                                         2             2
Carrying amount at September 30                         $1,933,751    $  627,875
Weighted average investment - year-to-date              $1,880,867    $  632,274
Impaired loan interest income - current quarter         $   45,443    $    5,539
Impaired loan interest income - year-to-date            $  135,118    $   15,203

No allowance for specific impaired loan loss has been recorded because the carrying amount of the impaired loans as of September 30, 2004 and 2003 was less than the present value of the loan's expected future cash flows.

NOTE 5 - REAL ESTATE JOINT VENTURE INVESTMENTS

As of September 30, certain of the Company's mortgage loans on senior housing facilities are classified as real estate joint venture investments, as follows:

Location                                               2004             2003
                                                  ------------     ------------
McKinney, TX                                      $  3,981,794     $  3,033,191
Edmund, OK                                          13,098,142              -0-
St. Petersburg, FL                                   4,402,891        3,609,620
Lewisville, TX                                      10,656,804       10,091,529
Garland, TX                                          6,385,256        5,471,827
Chattanooga, TN                                      4,883,131        3,448,256
Winter Haven, FL                                     5,551,751              -0-
San Antonio, TX                                     11,551,897        8,314,718
                                                  ------------     ------------
Total principal outstanding                         60,511,666       33,969,141
Accrued interest                                       494,783          254,483
Unearned loan fees                                  (1,535,489)      (1,761,870)
Allowance for loan losses                                  -0-              -0-
                                                  ------------     ------------
Real estate joint venture investments, net        $ 59,470,960     $ 32,461,754

The  loans  mature as  follows:  2004 -  $4,179,891;  2005 -  $56,331,775.  Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

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

In accordance with loan terms, the Company allows certain borrowers to finance interest payments while their facilities are in the construction or renovation phase of operations. For the nine months ended September 30, the net interest payments financed were as follows:
                                                            2004          2003
                                                          --------      --------
Current year interest financed                            $345,163      $345,073
Previous years' financed interest received                     -0-           -0-
                                                          --------      --------
Net financed interest                                     $345,163      $345,073

The Company analyzes the underlying operations and collateral of each facility in which there is an outstanding loan by requiring independent appraisals every 12 to 24 months, reviewing loan balances and comparing them to the established loan budgets, and by analyzing income and cash flow statements that are submitted by the borrowers. If it is determined that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a loan, the loan is considered impaired and a loan loss will be recognized to the extent the collateral's fair value is less than the current loan carrying amount. No real estate joint venture investments were considered impaired as of September 30, 2004 and 2003.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

For the nine months ended September 30, 2004, a summary of changes in the allowance for loan losses by loan type:

                                                                       Real Estate
                                             Family      Senior       Joint Venture
                                Church       Housing     Housing       Investments       Total
                              ----------    ---------   ----------      ----------     ---------
Balance - beginning of year   $      -0-    $ 375,000   $      -0-      $      -0-     $ 375,000
Loan loss expense                    -0-       50,000          -0-             -0-        50,000
Charge-offs                          -0-          -0-          -0-             -0-           -0-
Recoveries                           -0-          -0-          -0-             -0-           -0-
                              ----------    ---------   ----------      ----------     ---------
Balance - end of quarter      $      -0-    $ 425,000   $      -0-      $      -0-     $ 425,000

Components of allowance for loan losses at September 30, 2004:

Collective loan losses-
  Historical experience              $     -0-
  Current credit risk assessment       425,000
                                      --------
  Total collective loan losses         425,000
Specific impaired loan losses              -0-
                                      ---------
Total allowance for loan losses      $ 425,000

Prior to 2003, the Company had no allowance for loan loss activity. In the fourth quarter of 2003, as part of the Company's regular loan grading and risk assessment process, it was determined that the family housing loan portfolio's credit risk had increased over historical levels. This increase was caused by slower than expected new home sales. The slow down in new home sales is due to slower than expected growth in the U.S. economy. This increase in credit risk resulted in a $375,000 charge to loan loss expense in the fourth quarter of 2003. For the three and nine month periods ended September 30, 2004, the Company charged an additional $20,000 and $50,000, respectively to loan loss expense. These charges were due to an increase in the family housing loan portfolio's outstanding loan principal. The Company has never incurred a loan charge-off; therefore, there is no collective loan loss allowance related to the Company's historical experience.

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

NOTE 8 - UNAMORTIZED DEBT ISSUE COSTS

Unamortized debt issue costs consist of legal, accounting, and filing costs incurred to register the Company's debt securities and commissions paid or accrued on the sale of debt securities. These costs are amortized on a straight-line basis over the period the associated debt is outstanding, generally five years. At September 30, 2004, unamortized debt issue costs consist of:

Costs incurred to register debt securities           $   664,055
Commissions paid on the sale of debt securities        3,599,848
Less: Accumulated Amortization                        (1,642,265)
                                                     -----------
                                                      $2,621,638

Amortization expense was $223,454 and $135,535 for the three months, and $589,815 and $338,859 for the nine months ended September 30, 2004 and 2003, respectively, and is included in marketing expenses in the accompanying Statements of Operations.

Estimated amortization expense for the next five years:

10/2004 - 9/2005   $793,213             10/2007 - 9/2008   $336,632
10/2005 - 9/2006   $676,260             10/2008 - 9/2009   $194,501
10/2006 - 9/2007   $621,032

NOTE 9 - BOND HOLDINGS

Bond holdings at September 30 consist of-               2004            2003
                                                     ----------      ----------
St. Lucie Co., FL Subordinated Revenue Bonds:
         Maturity  7/1/2036                          $2,325,000      $2,325,000
         Maturity 10/1/2036                           2,700,000       2,700,000
Undivided 50% interest sold to investor              (2,512,500)     (2,512,500)
                                                     ----------      ----------
Net investment in St.Lucie Co., FL bonds              2,512,500       2,512,500
                                                     ----------      ----------
Largo, FL Subordinated Revenue bonds:
            Matures 10/1/2033                         2,500,000       2,500,000
Undivided interest sold to investors                 (1,225,000)            -0-
                                                     ----------      ----------
Net investment in Largo, FL bonds                     1,275,000       2,500,000
                                                     ----------      ----------
Cost and fair value of bond holdings                  3,787,500       5,012,500
Accrued interest receivable                             198,167         184,833
                                                     ----------      ----------
                                                     $3,985,667      $5,197,333

The bonds are not traded on an exchange; however, management estimates, based on discounted expected cash flows, that the fair value of the individual securities approximates their original cost. Accordingly, no unrealized holding gains or losses have been recorded in 2004 or 2003.

Proceeds from the maturity of bonds were $0 and $58,750 for the nine months ended September 30, 2004 and 2003, respectively. No realized gains or losses were recognized in either year. The Company uses the specific identification method to determine realized gains and losses.

Tax-free interest income was $82,500 and $60,334 for the three months, and $248,056 and $175,372 for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 10 - INCOME TAXES

The net deferred tax (liability) asset in the accompanying Balance Sheets includes the following components as of September 30:

                                                        2004             2003
                                                     ---------        ---------
Deferred tax assets                                  $ 217,033        $  69,219
Deferred tax liabilities                              (367,762)        (361,764)
                                                     ---------        ---------
Net deferred tax (liability) asset                   ($150,729)       ($292,545)

The deferred tax liabilities result from the use of accelerated depreciation methods for property and equipment and from using the installment method for tax accounting. The deferred tax assets result from tax versus financial reporting differences in accounting for allowance for loan losses and from differences in the amortization of debt issue and start-up costs. The Company estimates that future taxable income will be sufficient to realize the deferred tax assets; therefore, no valuation allowance was provided for as of September 30, 2004 and 2003.

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

Components of the income tax provision (benefit) for the three and nine months ended September 30:

                               Three Months                  Nine Months
                         ------------------------      ------------------------
                            2004          2003            2004           2003
                         ---------      ---------      ---------      ---------
Current:   Federal       ($  4,689)     ($310,296)     $   8,987      ($274,206)
            State            2,538        (30,863)        10,167        (24,494)

Deferred:  Federal          (9,911)       738,428        (18,741)       513,850
            State           (1,061)        92,560         (1,973)        52,928
                         ---------      ---------      ---------      ---------
                         ($ 13,123)     $ 489,829      ($  1,560)     $ 268,078

Reconciliation of the Company's income tax provision (benefit) rate to statutory federal rates for the three and nine months ended September 30:

                                            Three Months         Nine Months
                                          ----------------     -----------------
                                           2004      2003       2004      2003
                                          ------    ------     ------    ------
Statutory federal rate                     35.0%     35.0%      35.0%     35.0%
Effect of graduated federal rates          (1.0%)    (1.0%)     (1.0%)    (1.0%)
State taxes, net of federal benefit         3.7%     (3.7%)      3.7%      3.7%
Effect of tax-free bond interest income   (77.4%)    (1.5%)    (40.0%)    (6.4%)
Other, net                                  3.5%     (1.6%)      1.6%     (2.4%)
                                          ------    ------     ------    ------
Effective tax provision (benefit) rate    (36.2%)    34.6%      (0.7%)    28.9%

NOTE 11 - CASH CONCENTRATION

A cash concentration risk arises when the Company has more cash in a financial institution than is covered by federal deposit insurance. At September 30, 2004, the Company's cash in excess of insured limits was $8,799,307.

NOTE 12 - INVESTOR CERTIFICATES

The Company has three types of certificates outstanding:

Access certificates have no stated maturity and are due on demand. The minimum investment amount is $100. The interest rate is determined by the Board of Directors each quarter. The directors may change the rate between quarters if market conditions warrant such a change. The current interest rate is 4%.

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

The certificates are not collateralized and no sinking fund is required to fund redemptions at maturity. All of the certificates have been registered with the Securities and Exchange Commission under the Securities Act of 1933. Five year schedule of principal maturities for certificates outstanding at September 30:

Years to Maturity                            2004                       2003
-----------------                        ------------               ------------
On demand & 1 year                       $ 12,102,147               $ 10,744,701
2                                          10,803,667                 10,291,648
3                                          27,329,873                 22,713,141
4                                          26,425,074                 17,765,879
5                                          30,983,200                 18,198,729
                                         ------------               ------------
Total Principal                          $107,643,961               $ 79,714,098


At September 30, 2004 and 2003,  accrued  interest  payable was  $7,407,907  and
$4,407,961,   respectively.  Interest  rates  for  certificates  outstanding  at
September 30, 2004 are:

4.0%   - $2,027,030                   8.0%   - $ 3,218,818
6.25%  - $3,521,003                   8.25%  - $30,983,200
7.0%   - $  327,953                   9.0%   - $64,558,614
7.5%   - $3,007,343

On April 29, 2003 the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $40,000,000 of its Series E Certificates of Indebtedness along with $11,375,000 of its Common Stock. The Registration Statement was approved by the Securities and Exchange Commission on March 26, 2004. Since the approval date, the Company has issued $34,514,203 in new Investor Certificates and $2,090,341 in Common Stock (321,591 shares).

On August 27, 2004 the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $20,000,000 of Series F Certificates of Indebtedness along with $9,750,000 of its Common Stock. The Securities and Exchange Commission notified the Company that it would not complete a full review of the new registration statement and that they would declare the new registration statement effective on November 1, 2004. The Company has not finalized its plans as to when the sale of new certificates and shares will begin.

NOTE 13 - MORTGAGE PARTICIPATION AGREEMENTS

In the second quarter of 2003, the Company began selling Mortgage Participation ("MP") Agreements. The MP Agreements have not been registered and therefore, are only available to accredited investors. The agreements are collateralized by specific senior housing loans owned by the Company and entitle the investor to a proportionate share of the interest earned on the collateral. Interest is paid monthly to the MP investor after the Company receives interest payments on the related collateralized loans. The agreements have no stated maturity date. Principal payments are made when the Company receives principal payments on the collateralized loans. Losses that the Company may incur on the collateralized loans are shared pro-rata with the MP Agreement holders. The Company has the right but not the obligation to redeem the MP Agreements at any time. The MP Agreement investors do not have the right to sell or repledge their interest in the underlying collateral. Interest expense for the MP Agreements was $154,063 and $134,688 for the three months and $461,880 and $161,748 for the nine months ended September 30, 2004.

MP Agreement principal and interest outstanding and related collateral as of September 30, 2004:

                                                             MP Amount       Total Collateral
                                                            Outstanding       Carrying Amount
                                                            -----------       ---------------
Lewisville, TX senior housing loan; matures 10/1/05
   with a one year extension at the Company's option         $3,766,000        $10,694,727
Garland, TX senior housing loan; matures 12/1/04
   with a one year extension at the Company's option          2,396,500        $ 6,303,158
                                                             ----------
Total principal outstanding                                   6,162,500
Accrued interest payable                                         49,642
                                                             ----------
                                                             $6,212,142

The loans which collateralize the MP agreements are classified as real estate joint venture investments in the accompanying Balance Sheets. The total carrying amount is equal to the loan's outstanding principal, plus accrued interest, less deferred loan fees.

NOTE 14 - LOAN GUARANTEES

The Company is guarantor on four loans secured by senior housing facilities owned by unrelated non-profit entities. Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require a Company guarantee as a condition of the extension of the loan by the financial institution. The guarantee is solely limited to amounts drawn under credit facilities and only covers outstanding principal and accrued interest and terminates upon maturity and principal repayment. Only upon an uncured payment default and upon demand by the financial institution would the Company be required to perform under its guarantee obligations. The Company's recourse would be limited to repossession of the underlying collateral and subsequent resale of the facilities. As of September 30, 2004, all loans which had a guarantee were current based on their loan terms. Loan guarantees as of September 30, 2004:

                                Renewal/                                             Current            Loan
                              Origination        Maturity          Maximum          Principal        Guarantee
Location                          Date             Date           Guarantee        Outstanding       Obligation
--------                       ---------         --------        -----------       -----------       ----------
Fort Pierce, FL                  5/31/04          4/15/05        $ 6,000,000       $ 6,000,000        $  60,000
Fort Pierce, FL                  8/15/04          2/15/05          4,445,000         4,445,000           44,000
Palm Bay, FL                    12/31/02         12/31/05         13,800,000        12,360,965              -0-
St. Petersburg, FL              12/18/01         12/18/04          7,347,300         7,154,690              -0-
                                                                 -----------       -----------        ---------
                                                                 $31,592,300       $29,960,655        $ 104,000

NOTE 15 - PROFIT SHARING PLAN

During 2001, the Company established a profit sharing plan for its employees. The plan allows for entry into the plan after one year of service, and immediate vesting of contributed amounts. All contributions are to be made at the discretion of the Company after approval by the Board of Directors. No additional contributions are expected as all of the Company's employees were hired by Cornerstone Capital Advisors in 2003.

NOTE 16 - BUILDING MORTGAGES

                                                                                          2004            2003
                                                                                          ----            ----
Fidelity Bank - collateralized by rental office space                                    $173,073       $182,450
   Interest rate equal to "prime + 1.5%", currently 6%; monthly principal & interest payment of $1,723; matures March 1, 2006, at which time a balloon payment of  $158,824 is due.
Fidelity Bank - collateralized by corporate office building                               435,467            -0-
                                                                                          -------       --------
   Interest rate equal to "prime + 1.5%", currently 6%; monthly principal & interest payment of $3,617; matures Sept. 1, 2009, at which time a balloon payment of $338,876 is due.
Total principal outstanding at September 30:                                             $608,540       $182,450

Estimated annual principal payments: 2004 - $6,927; 2005 - $28,766; 2006 - $178,887; 2007 - $20,319; 2008 - $21,572; 2009 - $352,069.

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

In June 2004, the Company's Board of Directors approved an agreement to dissolve Wellstone Communities, Inc. ("WCI"), a 100%-owned subsidiary. The Company received all of WCI's assets in exchange for its 136,250 shares of WCI Common Stock. The fair value of this transaction was $1,265,268. WCI's assets included $1,046,340 in cash and a real estate mortgage loan with a carrying amount of $218,928. The transaction had no effect on the Company's assets, liabilities, net income, and earnings per common share. WCI filed a Form SB-2 Registration Statement in 2003 and planned to issue preferred stock to expand its specialized loan operations and possibly purchase a bank. The Company determined that it was not feasible to go forward with the registration statement given the proposed financial structure; therefore, WCI was dissolved.

NOTE 19 - EARNINGS PER SHARE

Basic  earnings per share for the three and nine month periods  ended  September
30:

                                                                   Three Months           Nine Months
                                                                   ------------           -----------
2004              Net Income                                        $ 49,355                $212,094
----
                  Average Common Shares Outstanding                  846,114                 678,455
                  Earnings per Common Share                         $   0.06                $   0.31

2003              Net Income                                        $923,905                $658,725
----
                  Average Common Shares Outstanding                  520,260                  522,240
                  Earnings per Common Share                         $   1.78                $    1.26

Diluted earnings per share are the same as basic earnings per share because there are no shares of Series A Convertible Preferred Stock outstanding. Other than the Series A Convertible Preferred Stock, there are no other potentially dilutive securities, stock options or warrants outstanding.

NOTE 20 - MAJOR CUSTOMERS

The Company received more than 10% of its total revenue for the three and nine months ended September 30, 2004 from the following customers:

                                       Three Months          Nine Months
                                    ------------------    -------------------
                                      Amount       %        Amount       %      Description of Revenue Received
                                    ----------   -----    ----------    -----   -------------------------------
Senior Housing Services, Inc.       $1,454,662   44.1%    $4,120,293    45.2%   Interest and fees from real estate joint
                                                                                  venture investments
Wellstone Housing Corp.                591,481   17.9%     1,643,028    18.0%   Interest and fees from family housing
                                                                                  development loans
Sage Living Centers, Inc.              502,159   15.2%     1,020,578    11.2%   Interest and fees from real estate
                                    ----------   ----     ----------    ----      loans and joint venture investments
                                    $2,548,302   77.2%    $6,783,899    74.4%

The major customers are not related parties. Neither organization directly or indirectly controls, is controlled by, or is under common control of the Company. There is no common ownership interest, officers, or directors and the Company does not have the power to direct or significantly influence the management or operating policies of these customers.

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

The estimated fair values of the Company's financial instruments at September 30, 2004:

                                               Carrying Amount       Fair Value
                                               ---------------       ----------
Financial assets:
  Cash and cash equivalents                      $  9,257,555       $  9,257,555
  Bond holdings                                  $  3,787,500       $  3,787,500
Financial liabilities:
  Investor certificates                          $107,643,961       $107,643,961
  Mortgage participations                        $  6,162,500       $  6,162,500
  Building mortgages                             $    608,540       $    608,540
  Capital lease obligation                       $      9,453       $      9,453
  Loan guarantee obligations                     $    104,000       $    104,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Selected financial data.

Please read the following selected financial data in conjunction with the rest of this "Management's Discussion and Analysis or Plan of Operation" and with our financial statements and related notes in this filing.

                                                        Nine months ended
                                                          September 30,
                                                  ------------------------------
                                                     2004               2003
                                                  -----------        -----------
Revenues                                          $ 9,110,919        $ 8,100,685
                                                  -----------        -----------

Investor interest expense                           6,627,673          5,285,031
Loan loss expense                                      50,000                -0-
Marketing expenses                                    735,709            448,595
Salaries, payroll taxes, benefits                     898,671            696,719
Operating expenses                                    588,332            743,537
                                                  -----------        -----------
   Total expenses                                   8,900,385          7,173,882
                                                  -----------        -----------
Operating income                                      210,534            926,803
Income tax provision (benefit)                         (1,560)           268,078
                                                  -----------        -----------
   Net income                                     $   212,094        $   658,725

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

Comparison of Periods Ended September 30, 2003 and September 30, 2004

General. Assets increased from $94,939,591 at September 30, 2003 to $127,657,163 at September 30, 2004 for an increase of $32,717,572 or 34%. This increase is a result of the sale of Investor Certificates and Mortgage Participations, net of redemptions of $30,929,809 and new common stock issuances of $2,043,530. With the additional net cash from these items and from cash already on hand, we invested in real estate loans and joint venture investments, net of principal payments received, of $30,558,819. Total revenue decreased for the three months ended September 30, 2004 by $716,811 or 18% from $4,018,415 in 2003 to
$3,301,604 in 2004. Total revenue increased for the nine months ended September 30, 2004 by $1,010,234 or 12% from $8,100,685 in 2003 to $9,110,919 in 2004. Net income for the three and nine months ended September 30, 2004 was $49,355 and $212,094 compared to $923,905 and $658,725 for the same periods ended September 30, 2003.

Total real estate loans and joint venture investments outstanding on September 30, 2004 was $109,914,680 compared to $79,355,861 on September 30, 2003 for an increase of $30,558,819 or 39%. This increase is due to sales of Investor Certificates and Mortgage Participation Agreements and the subsequent origination or refinancing of real estate loans and joint venture investments, as follows:

New real estate loan originations                                    $ 1,378,506
Increase in existing loans, net of principal received                  2,171,107
New real estate joint venture investments made                        18,649,894
Increase in existing real estate joint venture investments             8,359,312
                                                                     -----------
                                                                     $30,558,819

All other assets composed primarily of cash, bond holdings, property and equipment, and unamortized debt issue costs were $17,742,483 as of September 30, 2004.

Our cash balance increased $3,690,701 from $5,566,854 on September 30, 2003 to $9,257,555 on September 30, 2004. This increase is due to the large amount of Investor Certificates sold from May to September of 2004. There is normally a lag of two to four months between the receipt of cash from these sales and the investment in new real estate loans and joint venture investments. We expect our cash on hand to decrease from its current level before the end of the current year as we are able to find suitable real estate loans and joint venture investments to invest our cash.

Principal and interest payable on Investor Certificates and Mortgage Participation ("MP") Agreements increased $30,629,754 or 34% from $90,634,256 as of September 30, 2003 to $121,264,010 as of September 30, 2004. In 2003, the
Company filed a registration statement with the Securities and Exchange Commission to sell up to $40,000,000 in additional Investor Certificates and $11,375,000 in Common Stock. The registration statement was approved on March 26, 2004 which allowed us to start selling new Investor Certificates in the second quarter of 2004 and continue the substantial increase in outstanding certificates and the subsequent investment in new real estate loans and joint venture investments.

On May 31 and August 15, 2004, two loans that we guaranteed on a senior housing facility in Fort Pierce, FL were modified and the maturity dates were extended. These modifications triggered the recognition of a loan guarantee obligation on our balance sheet. The loan guarantee obligation is carried at the guarantee's estimated fair value of $104,000. We billed the loan guarantee obligation to the borrower as compensation for our risk and received payment during the third quarter of 2004. We have one additional loan guarantee that may be modified and extended prior to the end of the current fiscal year. If this occurs, we will recognize an additional loan guarantee obligation and we will bill this obligation to the respective borrower as compensation for the risk that we have taken on related to the guarantees. Please see Note 14 of the "Notes to Financial Statements" for additional information related to loan guarantees.

Real estate loan and joint venture interest and fees earned. Interest income and fees from real estate loans and joint venture investments for the three and nine months ended September 30 is as follows:

                                 2004          2003         Increase         %
                              ----------    ----------     ----------    -------
Three months ended            $3,165,898    $2,711,757     $  454,141       17%
Nine months ended             $8,764,245    $6,619,794     $2,144,451       32%


The increases were due to the following:

                                                             Three months   Nine months
                                                             ------------   -----------
Increase in average outstanding principal                    $   492,056    $ 1,316,517
   (Three months: $101,418,710 - 2004; $81,460,370 - 2003)
   (Nine months: $91,891,257 - 2004; $74,001,974 - 2003)
Increase in weighted average interest rate                        78,023        211,341
   (Three months: 9.91% - 2004; 9.53% - 2003)
   (Nine months: 9.86% - 2004; 9.49% - 2003)
Change in loan fees recognized                                  (115,938)       616,593
                                                             -----------    -----------
                                                             $   454,141    $ 2,144,451

The increase in average outstanding principal is due to the addition of 4 new real estate loans and joint venture investments with outstanding principal of $20,028,400.

Loan participation and other income. For the three and nine months ended September 30, 2004, loan participation and other income increased (decreased) as follows:

                                       Three Months Ended                           Nine Months Ended
                             ---------------------------------------    ---------------------------------------
                                2004          2003          Change         2004          2003          Change
                             -----------   -----------   -----------    -----------   -----------   -----------
Investment income            $   120,815   $    79,340   $    41,475    $   317,071   $   239,137   $    77,934
Loan participation & other        14,891     1,227,318    (1,212,427)        29,603     1,241,754    (1,212,151)
                             -----------   -----------   -----------    -----------   -----------   -----------
   Total                     $   135,706   $ 1,306,658   ($1,170,952)   $   346,674   $ 1,480,891   ($1,134,217)

The Company's investment income is from the purchase of tax-free bonds used as permanent financing for projects the Company funded during their development and initial operations and from interest income on the Company's excess cash.

The increase in investment income is due to the September, 2003 purchase of new tax-free bonds, which increased the balance in our bond holdings portfolio.

Loan participation and other income decreased in both periods due to a $1,220,277 loan participation gain recorded in September, 2003. We have received no loan participation revenue in 2004.

Investor interest expense. Investor interest expense for the three months ended September 30, 2004 was $2,502,518, an increase of $571,862 or 30% compared to 2003. Investor interest expense for the nine months ended September 30, 2004 was $6,627,673, an increase of $1,342,642 or 25% compared to 2003.

The increases are due to:

                                                                                  Three Months      Nine Months
                                                                                  ------------      -----------
Increase in average outstanding certificate principal, including                   $  550,477      $1,032,806
 interest payable subject to compounding
   (Three Months: $106,559,739 - 2004; $81,992,771 - 2003)
   (Nine Months: $93,218,234 - 2004; $78,358,925 - 2003)
Change in weighted average interest percentage                                          2,050           9,704
   (Three Months: 8.82% - 2004; 8.81% - 2003)
   (Nine Months: 8.82% - 2004; 8.80% - 2003)
Increase in average outstanding Mortgage Participation principal
   (Three Months: $6,162,500 - 2004; $5,345,187 - 2003)
   (Nine Months: $6,158,400 - 2004; $2,162,565 - 2003)                                 19,335         300,132
                                                                                   ----------      ----------
                                                                                   $  571,862      $1,342,642

Loan loss expense and allowance for loan losses. In the fourth quarter of 2003, as part of our regular loan grading and risk assessment process, we charged $375,000 to loan loss expense and increased our allowance for real estate loan losses to $375,000 from $0 as of December 31, 2002. For the three and nine months ended September 30, 2004, we charged an additional $20,000 and $50,000, respectively to loan loss expense. Prior to the fourth quarter of 2003, we had never recognized an allowance for loan loss. Even though we have not incurred a loan write-off, we increased our loan loss allowance in the fourth quarter of 2003 because of an increase in our family housing development loan portfolio's relative credit risk. The increased credit risk was caused by slower than expected new home sales in the fourth quarter of 2003, which is a result of slower than expected growth in the U.S. economy. The loan loss expense in 2004 was due to an increase in the family housing development loan portfolio's outstanding principal.

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

As of September 30, 2004, two church loans with a carrying amount of $1,933,751 were considered impaired. As of September 30, 2003, two church loans with a carrying amount of $627,875 were considered impaired. No specific impaired loan loss allowance was recorded because the carrying amount of the loans are less than the loan's collateral or the present value of the loan's expected future cash flows.

As of September 30, 2004, allowance for loan losses as a percent of outstanding loan principal by loan type:

                                          Loan Loss       Outstanding
                                          Allowance        Principal        %
                                          ---------       ------------   -------
Family Housing Development Loans          $ 425,000       $ 31,648,258     1.4%
Church Mortgage Loans                           -0-          9,481,638       0%
Senior Housing Mortgage Loans                   -0-          9,286,352       0%
Real Estate Joint Venture Investments           -0-         60,511,666       0%
                                          ---------       ------------   -----
  Total                                   $ 425,000       $110,927,914      .4%

Marketing expenses. Total expenses for the marketing of investor certificates for the three and nine months ended September 30, 2004 were $274,995 and $735,709 compared to $161,370 and $448,595 for the same periods in 2003. The increases are due to:

                                          Three Months                         Nine Months
                               ---------------------------------   ---------------------------------
                                  2004        2003      Change        2004        2003       Change
                               ---------   ---------   ---------   ---------   ---------   ---------
Debt issue cost amortization   $ 223,454   $ 135,535   $  87,919   $ 589,815   $ 338,859   $ 250,956
Management & Consulting           30,696      16,455      14,241      70,194      24,436      45,758
Printing                           5,631       3,175       2,456      21,277       9,923      11,354
Other marketing costs             15,214       6,205       9,009      54,423      75,377     (20,954)
                               ---------   ---------   ---------   ---------   ---------   ---------
       Total                   $ 274,995   $ 161,370   $ 113,625   $ 735,709   $ 448,595   $ 287,114

Debt issue cost amortization expense increased due to Investor Certificates and Mortgage Participations sold since June 30, 2003. This expense will continue to increase as new Investor Certificates and Mortgage Participations are sold. Consulting expense is up due to the hiring of a full-time marketing manager who is designing and implementing new marketing strategies for our Investor Certificates, new investments and general corporate programs. Printing costs are up due to the printing of prospectuses and marketing brochures for our new certificates, which we began to sell in the second quarter of 2004. For the three months ended September 30, 2004, other marketing costs are up due to increased promotions and travel to our various broker-dealers. For the nine months ended September 30, 2004, other marketing costs are down because be spent the following non-recurring costs in the second quarter of 2003: 1) $9,966 in compliance and registration costs while registering our Series E Investor
Certificates; 2) $14,770 to consultants to examine the viability of our investing in new loan programs; and 3) $5,000 to set-up and market the Mortgage Participation Agreements.

Selling commissions paid to brokers for selling Investor Certificates and Mortgage Participations and costs incurred to register Investor Certificates are paid in cash and charged as an expense over the term of the related debt. The unamortized balance is classified as an asset on the Balance Sheet as "Unamortized debt issue costs". The balance was $2,621,638 and $1,853,470 as of September 30, 2004 and 2003, respectively.

Operating and personnel expenses. Personnel expenses (salaries, payroll taxes, and benefits) for the three months ended September 30 increased $44,071 or 20% from $225,504 in 2003 to $269,575 in 2004. For the nine months ended September 30, personnel expenses increased $201,952 or 29% from $696,719 in 2003 to $898,671 in 2004. The increase is due to additional employees hired to handle the Company's growth in operations. Prior to July 1, 2003, the employees were paid directly by the Company. On July 1, 2003, Cornerstone Capital Advisors ("CCA") hired all of our employees and has billed us according to the management agreement that is now in place.

Starting in July 2003, the Company contracted with CCA to provide all administrative and executive personnel services. From July 1, 2003 until July 31, 2004, the agreement obligated us to reimburse actual expenses incurred by CCA. Also, CCA was eligible to receive incentive compensation of up to 10% of actual expenses billed to us for the prior 12 months. Effective August 1, 2004, the original agreement was modified so that we will pay CCA as follows:

o A monthly management fee equal to 10% of our revenues from all sources other than loan fees, loan participation revenue, and revenue received from CCA plus 30% of loan participation revenue.
o A loan origination fee equal to 30% of the total loan fees charged by the Company to its borrowers. The fee is generally paid from loan proceeds and reduces deferred loan fees that we will recognize over the life of the loan.

Please see Note 3 of the "Notes to Financial Statements" for additional information about our agreement with CCA and for amounts that we have paid to CCA for the three and none month periods ended September 30, 2004 and 2003.

For the three and nine months ended September 30, 2004 and 2003, operating expenses were as follows:

                                                                Three Months                               Nine  Months
                                                   -------------------------------------      -------------------------------------
                                                     2004          2003         Change          2004          2003          Change
                                                   ---------     ---------     ---------      ---------     ---------     ---------
a) Trust service/paying agent fees                 $  38,063     $  49,610     ($ 11,547)     $ 112,256     $ 119,291     ($  7,035)
b) Consulting fees                                    45,871        66,390       (20,519)       101,417       143,623       (42,206)
c) Audit, accounting & tax services                    8,517        40,278       (31,761)        37,304        88,589       (51,285)
d) Employee recruiting costs                             -0-           -0-           -0-            -0-        46,335       (46,335)
e) Depreciation & amortization                        18,558        15,704         2,854         50,840        40,079        10,761
f) Office expenses                                    11,850        16,450        (4,600)        55,435        50,410         5,025
g) Legal expenses                                     13,452        35,705       (22,253)        44,306        70,135       (25,829)
h) Appraisal costs                                     2,500           -0-         2,500         28,708           -0-        28,708
i) Insurance                                           9,207        18,175        (8,968)        31,206        40,342        (9,136)
j) Other operating expenses                           50,266        44,839         5,427        126,860       144,733       (17,873)
                                                   ---------     ---------     ---------      ---------     ---------     ---------
Total operating expenses                           $ 198,284     $ 287,151     ($ 88,867)     $ 588,332     $ 743,537     ($155,205)

The changes are due to the following:

a) Trust service/paying agent fees - decreased for the three and nine months due to a decrease in paying agent fees for our investor certificates.
b) Consulting fees - In 2003, we used consultants to set up the mortgage participation agreements and to identify new business markets in the African American community (churches, affordable senior housing and family housing) which increased costs over 2004. In 2004, we have continued to use consultants to identify new business markets (affordable housing is the main area); however our overall use of outside consultants is down because we now have in-house people to do the work that, in past years, we would have used outside consultants to perform.
c) Audit, accounting & tax services - Decreased due to: 1) the hiring of a full-time accountant in the middle of 2003 which has decreased our need for outside accounting services; and 2) in 2003, we spent $8,155 in CPA fees to set up Wellstone Communities, Inc, a formerly wholly-owned subsidiary.

d) Employee recruiting costs - decreased in 2004 because we are no longer using outside recruiting firms to hire our employees.
e) Depreciation & amortization - The increases are due to the purchase of additional computers, software and office furniture in 2004.
f) Office expenses - The decrease in the current quarter is due to the change in our management contract with CCA. Prior to August, 2004, CMI was responsible for all general office costs at our corporate offices. In August 2004, the agreement was changed and as part of the agreement, CCA is now responsible for the maintenance and ongoing operating costs of the office. Please see Note 3 of the "Notes to Financial Statements" for additional information about our management agreement with CCA.
g)   Legal expenses - We have used outside attorneys less in 2004 than in 2003.
h) Appraisal costs - Increased due to new appraisals being commissioned on a number of properties which serve as collateral on senior housing and church loans.
i) Insurance - decreased in 2004 due to: 1) lower premiums on director and officer insurance ($1,000); 2) elimination of Workers' Comp coverage because CCA now pays this insurance as part of the management agreement ($2,000); and 3) elimination of directors and officers insurance for Wellstone Communities, Inc due to the dissolution of this subsidiary ($6,000).
j) Other operating expenses - increased for the three months ended September 30, 2004 due to increased travel costs related to company business. For the nine months ended September 30, 2004, other operating costs have decreased due to economies of scale that we have benefited from as our operations have increased.

Income tax provision (benefit). The income tax provision (benefit) for the three and nine months ended September 30, 2004 was ($13,123) and ($1,560), compared to $489,829 and $268,078 for the same periods ended September 30, 2003. The net decrease in income taxes is due to a decrease in pre-tax income and an increase in tax-exempt bond interest. The Company's effective tax provision (benefit) rate for 2004 and 2003 is as follows:

                            2004           2003
                            ----           ----
Three Months               (36.2%)         34.6%
Nine Months                 (0.7%)         28.9%

A reconciliation of the Company's effective tax provision rate to the federal statutory rate is included in the attached "Notes to Financial Statements" (Note
10).

Dividends. Dividends of $155,066 and $169,085 were declared on June 30, 2004 and 2003 and paid on July 15, 2004 and 2003, respectively.

Liquidity and Capital Resources

Cash flows from operations. Net cash provided by the Company's operations for the nine months ended September 30, 2004 and 2003 was $291,751 and $1,404,989, respectively. This decrease was due to a decrease in net income, deferred taxes, and cash received from loan fees and loan interest, partially offset by an increase in depreciation/amortization expense, an increase in accrued investor certificate interest, and a decrease in loans in process.

Investor and mortgage participation interest payable increased $2,726,187 in the first nine months of 2004 due to an increase in outstanding debt and because approximately 25% of the Investor Certificate holders who purchased certificates in 2003 and 2004 have elected to reinvest the interest due to them each year and not receive the interest in cash until maturity.

Included in the 2004 and 2003 changes in accrued real estate loan and joint venture interest and deferred loan fee amounts is $1,186,383 and $446,471 in interest which was financed as part of loan principal. We receive monthly interest payments on our loans except when the terms of certain loans allow borrowers to finance interest payments while the collateralized property is under development or construction. A summary (by loan type) of the amount of net financed interest for the nine months ended September 30, 2004 and 2003 is as follows:
                                      2004               2003
                                  ----------         ----------
Family Housing Development        $  802,756         $   89,000
Church Construction                   38,464             12,398
Real Estate Joint Venture            345,163            345,073
                                  ----------         ----------
                                  $1,186,383         $  446,471

The amount for 2004 represents interest accrued and financed in 2004, net of payments received in 2004 that were financed in previous years. 2003's amount represents interest accrued and financed in 2003, net of payments received in 2003 that were financed in previous years.

The increase in the family housing net financed interest in 2004 as compared to 2003 is due to: 1) the Company receiving $453,938 in financed interest in 2003 that was originally financed in 2002 on a major project in Mableton, GA, 2) increased loan balances on six projects which are now in the development phase and are financing their monthly interest, and 3) the addition of four new loans since September 30, 2003 which are in the development phase of construction. Although the amount of financed interest from these projects will remain fairly high (currently $85,000 to $90,000 per month), the amount of interest financed should decline starting late in the fourth quarter of 2004 and in the first quarter of 2005 because three to five of these projects should be going into their sales phase and we will begin to receive interest payments in cash.

The majority of the Real Estate Joint Venture financed interest for 2004 is related to a loan in McKinney, TX that is collateralized by raw land which is being developed for senior housing. We have been financing the interest on this loan since June, 2003. Our other Real Estate Joint Venture Investment loans are collateralized by existing facilities that only needed to be remodeled. Therefore, the period in which the interest is being financed on the McKinney loan is much longer than the other Real Estate Joint Venture Investment loans. Normally, we finance two to six months' of interest on senior housing loans. We anticipate, due to the size of the McKinney project that we will finance interest for another 12 to 24 months.

Cash flows from investing activities. For the nine months ended September 30, 2004, the Company used $24,044,386 in cash from investing activities which is an increase of $7,341,032 from $16,703,354 for the nine months ended September 30, 2003. The increase was due to the following:

Increase in real estate  loans and joint  venture  investments  made       $ 5,258,962
Decrease in real estate loan and joint venture investment
   principal payments received                                               5,104,218
Decrease in bonds purchased, net of redemptions                             (2,441,250)
Decrease in fixed asset purchases, net of fixed asset sales                   (580,898)
                                                                           -----------
                                                                           $ 7,341,032
                                                                           ===========

The increase in real estate loans and joint venture investments made in 2004 is due to the new registration statement becoming effective on March 26, 2004. We did not have as much time in 2003 to originate new loans as we have had in 2004. This trend should continue in the fourth quarter of 2004 as we invest the cash that we have received from new investor certificates and stock issuances.

The decrease in real estate loan and joint venture investment principal payments received is due to a large principal pay-off received in 2003 on a real estate joint venture investment in Largo, FL.

The decrease in fixed asset purchases is due to the purchase an office condominium in 2003 to house our corporate offices and to provide office space for future growth.

Cash flows from financing activities. For the nine months ended September 30, 2004, the Company raised $31,178,614 from the sale of Investor Certificates and Mortgage Participation Agreements. This represents an increase of $6,760,031 from new Investor Certificate and Mortgage Participation sales of $24,418,583 for the nine months ended September 30, 2003. In 2003, we had no registered Investor Certificates for sale after May, 2003. We have been able to sell new
Investor Certificates since March 26, 2004 which has been the reason for the increase over last year.

 Investor Certificates redeemed for cash decreased from $3,449,495 for the nine months ended September 30, 2003 to $3,336,245 for the nine months ended September 30, 2004. In both 2003 and 2004, we redeemed early certain Investor Certificates to reduce our average interest rate and to extend the length of time that our certificates will be outstanding. In 2003, we called approximately $2,000,000 in certificates related to the church bond fund. In August, 2004, we called all 9% five year Investor Certificates with a maturity date of March, 2005. We gave each investor the option to receive cash or new Series E Investor Certificates (8.25% interest rate) as payment for the certificates that were being called. The total amount called and the amounts paid in cash and reinvested in new certificates were as follows:

                                          Principal      Interest        Total
                                          ----------    ----------    ----------
Amounts paid in cash (28%)                $1,276,823    $  253,918    $1,530,741
Amounts reinvested (72%)                   3,258,145       647,779     3,905,924
                                          ----------    ----------    ----------
Total called/early redemptions            $4,534,968    $  901,697    $5,436,665

We have $12,102,147 in Investor Certificates coming due or redeemable upon demand in the next 12 months. $9,747,163 of this amount is for graduated certificates, which allow an investor to redeem their certificate each year on the anniversary date of the purchase. Based on our historical experience, we expect that less than 20% of the graduated certificates will be redeemed for cash during the next 12 months. Also, $327,953 in five year bonds will mature in March, 2005. Our historical experience indicates that over 75% of the maturities will be reinvested into new Investor Certificates, but there is no guarantee that this will happen. We will ensure that we have enough cash available to handle these maturities.

Among the  measures we take to  mitigate  any demands for cash are:

o    Maintain a minimum cash balance, normally no less than $3,000,000.

o    Have readily marketable loans that can be sold for par or a premium.
o    Ask investors their intentions at least 30 days before their bonds mature.
o    Have a bank willing to extend credit lines if needed.
o    Spread maturity dates throughout the year.
o Limit each investor to not more than $500,000 maturing in any three-month period.

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

Item 3. Controls and Procedures

The principal executive officer and the principal financial officer of the small business issuer, Cornerstone Ministries Investments, Inc., have, as of September 30, 2004, evaluated the small business issuer's disclosure controls and procedures, as defined by Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based on their evaluation, they have concluded that those disclosure controls and procedures are designed and implemented effectively to ensure that information required to be disclosed by the small business issuer in the reports that it files or submits under that Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

Dated: November 10, 2004        Cornerstone Ministries Investments, Inc.
                                (Registrant)


                                By: /S/John T. Ottinger
                                    --------------------------------------------
                                    John T. Ottinger
                                    Vice President and Chief Financial Officer