Form 10KSB/A
period 2004-09-30
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2005-02-14
CIK 1035270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10-KSB/A

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

                                       or

[ ] Transition report under section 13 or 15(d) of the securities exchange act of 1934 For the transition period from to

                        Commissions file number 333-93475

                    Cornerstone Ministries Investments, Inc.
                 (Name of small business issuer in its charter)

               Georgia                                    58-2232313
   (State or other  jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

2450 Atlanta Highway, Suite 904, Cumming, GA                30040
 (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (678) 455-1100

Securities registered under Section 12(b) of the Exchange Act:   None

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

     Documents incorporated by reference: Portions of Issuer's Form SB-2 Registration Statement, No. 333-91564, effective June 28, 2002.

     Transitional Small Business Disclosure Format:  Yes____; No_X_

Cornerstone Ministries Investments, Inc.

Form 10-KSB/A Index

                                                                                             Page
                                                                                             ----

Form 10-KSB/A Title Page                                                                        1
Index                                                                                           2

Part I:
  Item 1. Description of Business                                                               3
  Item 2. Description of Property                                                               8
  Item 3. Legal Proceedings                                                                     8
  Item 4. Submission of Matters to a Vote of Security Holders                                   8

Part II:
  Item 5.  Market for Common Equity and Related Stockholder Matters                             8
  Item 6.  Management's Discussion and Analysis or Plan of Operations                           9
  Item 7.  Financial Statements                                                                16
     Independent Auditor's Report                                                             F-1
     Consolidated Balance Sheets                                                              F-2
     Consolidated Statements of Income                                                        F-3
     Consolidated Statements of Changes in Shareholders' Equity                               F-4
     Consolidated Statements of Cash Flows                                                    F-5
     Notes to Consolidated Financial Statements                                               F-6

  Item 8.  Changes In and Disagreements with Accountants on Accounting                         16
                   and Financial Disclosures.
  Item 8A. Controls and Procedures                                                             16

Part III:
  Item 9.  Directors, Executive Officers, Promoters and Control Persons;                       17
                   Compliance with Section 16(a) of the Exchange Act
  Item 10. Executive Compensation                                                              19
  Item 11. Security Ownership of Certain Beneficial Owners and                                 19
                    and Related Stockholder Matters
  Item 12. Certain Relationships and Related Transactions                                      20
  Item 13. Exhibits and Reports on Form 8-K.                                                   20
  Item 14. Principal Accountant Fees and Services                                              21

Signatures                                                                                     21
Certifications                                                                                 22
Exhibit 21 - Subsidiaries of Issuer                                                            23
Exhibit 99.1 - Certifications Pursuant to Section 906 of the                                   24
                        Sarbanes-Oxley Act of 2002
Exhibit 99.2 - Code of Ethics                                                                  24

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

                                  Principal              %
           Borrower              Outstanding        Outstanding          Initial                Origination   Renewal
            Type                Dec 31, 2003        Dec 31, 2003          Term*        Rate        Fee*         Fee*
------------------------------ ------------------------------------------------------------------------------------------
Daycare/Schools                       $0                  0%              1 year       10%          10%         None
Churches                         $13,526,028           16.1%              1 year       10%          5%           5%
Senior Housing
 - Loans                         $9,794,001            11.7%              1 year       10%          10%         None
 - Real Estate Joint
Venture
Investments                      $35,732,713           42.5%              1 year       10%          10%         None
Family Housing Development       $25,013,068           29.7%              1 year       10%          10%         None
                               ----------------    -------------
                                 $84,065,810           100.0%
                               ================    =============

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

         Type of                  Principal Outstanding     % of principal at
            Loan                  at December 31, 2003        December 31, 2003
            ----                  --------------------        -----------------
Development and acquisition           $12,903,338                   15.3%
Construction                          $25,013,068                   29.8%
Semi-permanent                        $46,149,404                   54.9%
                                      -----------                  -----
                                      $84,065,810                 100.0%
                                      ===========                 ======

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

Loan investments we have made

This chart shows the number and amount of new loans we have made in each of the last seven years:

                                      Number   of                   Amount of
         Year                         loans made                    loans made
         ----                         ----------                    ----------
         1997                              16                      $ 7,532,000
         1998                              10                      $ 7,446,100
         1999                              17                      $12,953,200
         2000                              10                      $11,041,500
         2001                              11                      $14,029,191
         2002                              16                      $30,383,224
         2003                              10                      $14,622,943

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

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

a) Items required by Item 201 and Item 701 of Regulation S-B:
o The Issuer's common stock is not approved for listing on any stock exchanges. There has not yet been any public trading in the Issuer's common stock. In 2003, the issuer sold 585 shares of its common stock at $6.50 per share to members of the Issuer's Board of Directors. We relied on Section 4(2) of the Securities Act for exemption of registration on these sales.
o The Issuer has no outstanding options, warrants or securities convertible into common stock as of December 31, 2003. There are an aggregate 82,899 shares of the Issuer's common stock owned by its directors and executive officers and any shareholder it knows to beneficially own 5% or more of the outstanding shares of its common stock. These shares could be sold under Rule 144. The Issuer has not agreed to register any shares under the Securities Act for sale by security holders.
o The Issuer has filed a Form SB-2 Registration Statement (No. 333-104810) in which the Issuer proposes to publicly offer 1,750,000 shares of its common stock at the same $6.50 price per share as in its initial public offering. There is no public trading and therefore no market price of the common stock that could be affected.
o    There are 660 holders of record of the Issuer's common stock.
o For the last two fiscal years, the Issuer has paid semi-annual cash dividends on its common stock, at annual rates of 10% on the $6.50 share price. Earnings are the only restriction that may limit the ability to pay dividends in the future.

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

Total real estate loans and joint venture investments outstanding on December 31, 2003 was $82,723,500 compared to $64,754,698 on December 31, 2002 for an increase of $17,968,802 or 28%. This increase was a result of sales of investment certificates and mortgage participation agreements and the subsequent origination or refinancing of real estate loans and joint venture investments, as follows:

New loan originations                                              $  3,375,747

Refinances on existing loans, net of principal received               4,363,037
New real estate joint venture investments made                       11,247,196
Decrease in existing real estate joint venture investments           (1,017,178)
                                                                   ------------
                                                                   $ 17,968,802
                                                                   ============

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

Real estate loan and joint venture interest and fees earned. Interest income and fees from real estate loans and joint venture investments increased $3,300,956 (+55%) from $6,018,879 in 2002 to $9,319,835 in 2003. The increase was due to the following items:

Increase in average outstanding principal                           $ 3,179,019
   ($76,076,836 - 2003; $42,683,771 - 2002)
Decrease in weighted average interest rate                             (119,514)
   (9.52% - 2003; 9.80% - 2002)
Increase in loan fees recognized                                        241,451
                                                                    -----------
                                                                    $ 3,300,956
                                                                    ===========

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

Loan participation and other income. For the year ended December 31, 2003, loan participation and other income increased $713,252 or 80% from $890,461 in 2002 to $1,603,713 in 2003. The increase is due to the following:


                                               2003         2002       Change
                                           ----------   ----------   ----------
Investment income                          $  350,071   $  502,842   ($ 152,771)
Loan participation and other income         1,253,642      387,619      866,023
                                           ----------   ----------   ----------
   Total                                   $1,603,713   $  890,461   $  713,252
                                           ==========   ==========   ==========

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

As of December 31, 2003, allowance for loan losses as a percent of outstanding loan principal by loan type:

                                           Loan Loss      Outstanding
                                           Allowance       Principal         %
                                           --------       -----------      ----
Family Housing Development Loans           $375,000       $25,013,068      1.5%
Church Mortgage Loans                           -0-        13,526,028        0%
Senior Housing Mortgage Loans                   -0-         9,794,001        0%
Real Estate Joint Venture Investments           -0-        35,732,713        0%
                                           --------       -----------      ----
  Total                                    $375,000       $84,065,810        .4%
                                           ========       ===========      ====

Marketing expenses. Total expenses for the marketing of investor certificates for the year ended December 31, 2003 were $630,508 compared to $494,042 in 2002. The increase is due to:

                                             2003          2003        Change
                                          ---------     ---------     ---------
Debt issue cost amortization              $ 510,924     $ 345,191     $ 165,733
Compliance and registration                  26,016         3,968        22,048
Promotion                                    22,938        62,044       (39,106)
expense
Other marketing costs                        70,630        82,839       (12,209)
                                          ---------     ---------     ---------
       Total                              $ 630,508     $ 494,042     $ 136,466
                                          =========     =========     =========

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

For the years ended December 31, 2003 and 2002, operating expenses were as follows:

                                              2003         2002       Change
                                           ----------   ----------   ----------
a) Trust service/paying agent fees         $  162,566   $  129,046   $   33,520
b) Consulting fees                            142,794       30,403      112,391
c) Audit, accounting & tax services           102,846       85,725       17,121
d) Legal fees                                  99,186       60,201       38,985
e) Employee recruiting costs                   46,335          -0-       46,335
f) Depreciation & amortization                 56,695       20,628       36,067
g) Subsidiary registration costs              113,473          -0-      113,473
h) Broker-dealer start-up costs                   -0-      129,885     (129,885)
i) Other operating expenses                   368,067      393,217      (25,150)
                                           ----------   ----------   ----------
Total operating expenses                   $1,091,962   $  849,105   $  242,857
                                           ==========   ==========   ==========

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

                                                         2003             2002
                                                       --------         --------
Family Housing Development                             $339,820         $572,662
Church Construction                                       8,684           65,009
Real Estate Joint Venture                               449,085           37,348
                                                       --------         --------
                                                       $797,589         $675,019
                                                       ========         ========

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

Name and address of                     Number of Shares       Percentage of  Total Common
Beneficial Owner                        Beneficially Owned     Stock Beneficially Owned
----------------                        ------------------     ------------------------
Cecil A. Brooks                              1,953                      *
10206 Big Canoe
Jasper, GA 30143
John T. Ottinger                             6,918                      1.3%
923 Spring Glen Place
Suwanee, GA 30024
Taylor McGown
10741 Big Canoe                              1,800                      *
Jasper, GA 30143
Irving B. Wicker                             2,000                      *
132 Eswick Drive
Prattville, AL 36067
Henry Darden                                 1,000                      *
614 Beverly Dr
Brandon, FL 33510
Church Growth Foundation, Inc.              69,228                      13.0%
635 Willowbrook Run
Alpharetta, GA 300022
All directors and executive officers        13,671                      2.6%
as a group (5 Persons)

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

                             CORNERSTONE MINISTRIES INVESTMENTS, INC. (Issuer)

                             By _S/Cecil A. Brooks              March 28, 2004
                                 -------------------------
                                 Cecil A. Brooks, Chief Executive Officer

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


                  Signature                                   Title                                       Date
                  ---------                                   -----                                       ----
S/Cecil A. Brooks                                 Chief Executive Officer, President and          March 28, 2004
-----------------------------------               Chairman of the Board of Directors
   Cecil A. Brooks

S/John T. Ottinger                                Vice President, Chief Operating Officer,        March 28, 2004
-----------------------------------               Chief Financial Officer, Secretary, Treasurer
   John T. Ottinger                               and Director
                                                  (Principal financial and accounting officer)


*S/Taylor McGown                                  Director                                        March 28, 2004
-----------------------------------
   Taylor McGown

*S/Jayme Sickert                                  Director                                        March 28, 2004
-----------------------------------
   Jayme Sickert

*S/Henry Darden                                   Director                                        March 28, 2004
-----------------------------------
   Henry Darden

*S/Irving B. Wicker                               Director                                        March 28, 2004
-----------------------------------
   Irving B. Wicker

By: *S/Cecil A. Brooks                          , attorney-in-fact                                March 28, 2004
    -------------------------------------------
      Cecil A. Brooks

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



S/ Robert N. Clemons, CPA, PA
DeLand, Florida
March 18, 2004

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003, 2002 and 2001

                                                                         2003             2002              2001
                                                                     --------------   --------------   ---------------
ASSETS
Cash and cash equivalents                                              $ 4,389,851      $ 1,500,499       $ 2,907,457
Loans in process                                                           118,504          359,020           454,584
Real estate loans, net                                                  47,877,277       40,138,493        22,209,156
Real estate joint venture investments, net                              34,846,223       24,616,205         8,219,890
Bond holdings and accrued interest                                       4,001,333        2,734,162         5,320,114
Property and equipment, net                                                873,101          320,337           266,655
Refundable income taxes                                                     42,617                -                 -
Deferred tax asset, net                                                          -          274,233           243,478
Goodwill                                                                   450,997          450,997           450,997
Unamortized debt issue costs                                             1,772,631        1,004,705           576,470
Real estate held for investment                                            340,000          340,000           331,513
Other assets                                                                15,813           38,188            60,687
                                                                     --------------   --------------   ---------------
TOTAL ASSETS                                                          $ 94,728,347     $ 71,776,839      $ 41,041,001
                                                                     ==============   ==============   ===============


LIABILITIES
Investor certificates and accrued interest                            $ 84,562,645     $ 67,920,382      $ 37,643,733
Mortgage participations and accrued interest                             6,132,809                -                 -
Accounts and other payables                                                267,806          339,120           132,178
Common dividends payable                                                   169,087          168,640           171,834
Building mortgage                                                          180,194          189,226           197,194
Capital lease obligation                                                    13,632                -                 -
Deferred taxes payable                                                     171,443                -                 -
                                                                     --------------   --------------   ---------------
TOTAL LIABILITIES                                                       91,497,616       68,617,368        38,144,939
                                                                     --------------   --------------   ---------------

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, no par
  value; 235,000 shares authorized, no
  shares issued and outstanding                                                  -                -                 -
Common Stock, $0.01 par value; 10 million shares
  authorized; 531,528, 530,943 and 528,721 shares
  issued and outstanding                                                     5,315            5,309             5,287
Paid in capital                                                          3,297,435        3,293,641         3,279,491
Retained earnings (deficit)                                                  1,229         (139,479)         (388,716)
Treasury stock                                                             (73,248)               -                 -
                                                                     --------------   --------------   ---------------

TOTAL SHAREHOLDERS' EQUITY                                               3,230,731        3,159,471         2,896,062
                                                                     --------------   --------------   ---------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                                 $ 94,728,347     $ 71,776,839      $ 41,041,001
                                                                     ==============   ==============   ===============



SEE ACCOMPANYING NOTES                                                       F-2

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2003, 2002 and 2001


                                                                         2003              2002             2001
                                                                     --------------   ---------------   --------------
REVENUES
Real estate loan and joint venture interest and fees                   $ 9,319,835       $ 6,018,879      $ 3,868,429
Loan participation and other income                                      1,603,713           890,461          493,785
                                                                     --------------   ---------------   --------------

TOTAL REVENUES                                                          10,923,548         6,909,340        4,362,214
                                                                     --------------   ---------------   --------------

EXPENSES
Investor interest expense                                                7,246,202         4,154,997        2,726,524
Loan loss expense                                                          375,000                 -                -
Marketing expenses                                                         630,508           494,042          229,154
Salaries, payroll taxes, and benefits                                    1,013,730           674,384          470,469
Operating expenses                                                       1,091,962           849,105          631,458
                                                                     --------------   ---------------   --------------

TOTAL EXPENSES                                                          10,357,402         6,172,528        4,057,605
                                                                     --------------   ---------------   --------------

Income Before Provision For Income Taxes                                   566,146           736,812          304,609

Income Tax Provision                                                        87,266           124,204           57,489
                                                                     --------------   ---------------   --------------

NET INCOME                                                               $ 478,880         $ 612,608        $ 247,120
                                                                     ==============   ===============   ==============

Basic and Diluted Earnings
 per Common Share                                                           $ 0.92            $ 1.16           $ 0.51





SEE ACCOMPANYING NOTES                                                       F-3

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2003, 2002 and 2001

                                                                                      RETAINED
                                          COMMON STOCK:      PAID-IN     PREFERRED     EARNINGS    TREASURY      TOTAL
                                        SHARES     AMOUNT    CAPITAL       STOCK      (DEFICIT)      STOCK       EQUITY

BALANCE, DECEMBER 31, 2000             397,227     $3,972   $2,426,103          $ -   $ (275,101)         $ -   $2,154,974
Net income                                                                               247,120                   247,120
Common stock issued                    131,494      1,315      853,388                                             854,703
Dividends declared                                                                      (360,735)                 (360,735)
                                       --------  ---------  -----------  -----------  -----------  ----------- ------------

BALANCE, DECEMBER 31, 2001             528,721     $5,287   $3,279,491          $ -   $ (388,716)         $ -   $2,896,062
Net income                                                                               612,608                   612,608
Common stock issued                      2,222         22       14,150                                              14,172
Dividends declared                                                                      (363,371)                 (363,371)
                                       --------  ---------  -----------  -----------  -----------  ----------- ------------

BALANCE, DECEMBER 31, 2002             530,943     $5,309   $3,293,641          $ -   $ (139,479)         $ -   $3,159,471
Net income                                                                               478,880                   478,880
Common stock issued                        585          6        3,794                                               3,800
Dividends declared                                                                      (338,172)                 (338,172)
Treasury stock acquired (11,269 shares)                                                               (73,248)     (73,248)
                                       --------  ---------  -----------  -----------  -----------  ----------- ------------

BALANCE, DECEMBER 31, 2003             531,528     $5,315   $3,297,435          $ -      $ 1,229    $ (73,248)  $3,230,731
                                       ========  =========  ===========  ===========  ===========  =========== ============

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

Certain report classifications used in prior year financial statements have been reclassified to conform to current year presentation.

NOTE 2 - PROPERTY AND EQUIPMENT
At December 31, property and equipment is composed of:

                                             2003          2002          2001
                                          ---------     ---------     ---------
Office Condominiums                       $ 792,659     $ 252,922     $ 252,922
Office Computers, Furnishings,
   Software & Equipment                     120,477        68,465        20,535
Vehicles                                     37,730        37,730        11,350
Capital lease - phone system                 17,710           -0-           -0-
Less: Accumulated Depreciation              (95,475)      (38,780)      (18,152)
                                          ---------     ---------     ---------
Property and equipment, net               $ 873,101     $ 320,337     $ 266,655

Depreciation expense                      $  56,695     $  20,628     $  12,171
                                          =========     =========     =========

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

Year                                    Amount
----                                    ------
2004                                   $ 7,531
2005                                     7,531
2006                                     1,256
                                         -----
 Total                                  16,318
Less interest portion                   (2,686)
                                        -------
Capital lease obligation               $13,632
                                       =======

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

NOTE 4 - REAL ESTATE LOANS

At December 31, the Company had Real Estate Loans on church and other non-profit properties as follows:

                                       2003            2002            2001
                                   ------------    ------------    ------------
Family housing development loans   $ 25,013,068    $ 16,258,934    $  5,339,528
Church mortgage loans                13,526,028      15,491,592      13,734,934
Senior housing mortgage loans         9,794,001       7,767,779       2,483,581
                                   ------------    ------------    ------------
   Total principal                   48,333,097      39,518,305      21,558,043
   Accrued Interest                     255,994         759,338         868,413

   Unearned Loan Fees                  (336,814)       (139,150)       (217,300)
   Allowance for loan losses           (375,000)            -0-             -0-
                                   ------------    ------------    ------------
   Total Real Estate Loans         $ 47,877,277    $ 40,138,493    $ 22,209,156
                                   ============    ============    ============

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

Based on the terms of the loans, the Company allows borrowers with loans related to certain family housing and church properties to finance interest payments while the properties are in the development and construction phase of operations. For the years ended December 31, the net interest payments financed were:

                                                     2003         2002   2001
                                                   ---------    ---------   ----
Current year interest financed                     $ 805,525    $ 637,671   -0-
Previous years' financed interest received          (457,021)         -0-   -0-
                                                   ---------    ---------   ----
Net financed interest                              $ 348,504    $ 637,671   -0-
                                                   =========    =========   ====

On December 31, 2003, the Company had significant credit risk concentrations in the following states:

Georgia  - $ 23,103,988
Florida  - $ 10,025,640
Texas    - $  5,281,465

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

NOTE 5 - REAL ESTATE JOINT VENTURE INVESTMENTS

As of December 31, certain of the Company's mortgage loans on senior housing facilities are classified as real estate joint venture investments, as follows:


Location                                          2003            2002            2001
                                             ------------    ------------    ------------
McKinney, TX                                 $  3,109,337    $  2,467,482    $  1,281,919
Largo, FL                                             -0-       5,295,454       2,422,454
St. Petersburg, FL                              3,684,620       4,223,000         4,989,0
Lewisville, TX                                 10,286,004       8,756,513             -0-
Garland, TX                                     5,905,556       4,231,789             -0-
Chattanooga, TN                                 3,637,623             -0-             -0-
San Antonio, TX                                 9,109,573             -0-             -0-
                                             ------------    ------------    ------------
Total principal outstanding                    35,732,713      24,974,238       8,693,373
Accrued interest                                  301,565         281,134          51,517
Unearned loan fees                             (1,188,055)       (639,167)       (525,000)
Allowance for loan losses                             -0-             -0-             -0-
                                             ------------    ------------    ------------
Real estate joint venture investments, net   $ 34,846,223    $ 24,616,205    $  8,219,890


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

In accordance with loan terms, the Company allows certain borrowers to finance interest payments while their facilities are in the construction or renovation phase of operations. For the years ended December 31, the net interest payments financed were as follows:
                                                      2003        2002      2001
                                                    --------    --------    ----
Current year interest financed                      $449,085    $ 37,348    -0-
Previous years' financed interest received               -0-         -0-    -0-
                                                    --------    --------    ----
Net financed interest                               $449,085    $ 37,348    -0-

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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Prior to 2003, the Company had no allowance for loan loss activity. For the year ended December 31, 2003, a summary of changes in the allowance for loan losses by loan type was:

                                                                               Real Estate
                                                Family           Senior       Joint Venture
                                 Church         Housing         Housing        Investments          Total
                                 ------         -------         -------        -----------          -----
Balance - beginning of year     $  -0-         $    -0-           $  -0-            $ -0-         $  -0-
Loan loss expense                  -0-          375,000              -0-              -0-          375,000
Charge-offs                        -0-               -0-             -0-              -0-            -0-
Recoveries                         -0-               -0-             -0-              -0-            -0-
                                ----------    ------------    -----------     --------------     -------------
Balance - end of year           $  -0-         $375,000           $  -0-            $ -0-         $375,000


Components of allowance for loan losses at December 31, 2003:
Collective loan losses-
  Historical experience                   $        -0-
  Current credit risk assessment               375,000
                                          ------------
  Total collective loan losses                 375,000
Specific impaired loan losses                      -0-
                                          ------------
Total allowance for loan losses           $    375,000
                                          ============

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

NOTE 8 - UNAMORTIZED DEBT ISSUE COSTS

Unamortized debt issue costs consist of legal, accounting, and filing costs incurred to register the Company's debt securities and commissions paid or accrued on the sale of debt securities. These costs are amortized on a straight-line basis over the period the associated securities are outstanding, generally five years. At December 31, 2003, unamortized debt issue costs consist of:

Costs incurred to register debt securities           $   561,993
Commissions paid on the sale of debt securities        2,262,926
Less: Accumulated Amortization                        (1,052,288)
                                                     -----------
                                                     $ 1,772,631
                                                     ===========

Amortization  expense was $510,924,  $345,191,  and $129,945 for the years ended
December 31, 2003, 2002 and 2001, respectively, and is included in marketing expenses in the accompanying Consolidated Statements of Income.

Estimated amortization expense for the next five years:

2004 - $589,382            2007 - $294,752
2005 - $441,854            2008 - $ 50,138
2006 - $396,505

NOTE 9 - BOND HOLDINGS

Bond holdings at year-end consist of-                     2003              2002                2001
                                                         ------            ------              ------
St. Lucie Co., FL Subordinated Revenue Bonds:
         Maturity   7/1/2036                            $2,325,000        $2,325,000         $2,325,000
         Maturity 10/1/2036                              2,700,000         2,700,000          2,700,000
Undivided 50% interest sold to investor                 (2,512,500)       (2,512,500)              -0-
                                                        -----------      -----------        ------------
Net investment in St.Lucie Co., FL bonds                 2,512,500        2,512,500           5,025,000
                                                        -----------      -----------        ------------
Largo, FL Subordinated Revenue bonds:
            Matures 10/1/2033                            2,500,000              -0-                -0-
Undivided interest sold to investors                    (1,225,000)             -0-                -0-
                                                        -----------      -----------        ------------
Net investment in Largo, FL bonds                        1,275,000              -0-                -0-
                                                        -----------      -----------        ------------
Local Church Bonds, maturing 2002 & 2003                       -0-            58,750            147,500
Cost and fair value of bond holdings                     3,787,500         2,571,250          5,172,500
Accrued interest receivable                                213,833           162,912            147,614
                                                        -----------      -----------        ------------
                                                        $4,001,333        $2,734,162         $5,320,114
                                                        ==========        ==========         ==========

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

Tax-free interest income was $274,095, $407,903 and $144,448 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 10 - INCOME TAXES

The net deferred tax (liability) asset in the accompanying Consolidated Balance Sheets includes the following components as of December 31:

                                              2003         2002         2001
                                            ---------    ---------    ---------
Deferred tax assets                         $ 196,917    $ 286,787    $ 277,419
Deferred tax liabilities                     (368,360)     (12,554)     (33,941)
                                            ---------    ---------    ---------
Net deferred tax (liability) asset          ($171,443)   $ 274,233    $ 243,478
                                            =========    =========    =========

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

Components  of the income tax  provision
(benefit) for the years ended December 31:

                                            2003             2002         2001
                                         ----------      ---------      --------
         Current:   Federal              ($332,464)      $ 108,308      $ 33,122
                     State                 (25,946)         19,240        13,249
         Deferred:  Federal                404,711          (2,840)        9,450
                     State                  40,965            (504)       1,668
                                         ----------      ---------      --------
                                          $ 87,266       $ 124,204      $ 57,489

Reconciliation of the Company's income tax provision (benefit) rate to statutory federal rates for the years ended December 31:

                                                 2003        2002        2001
                                                ------      ------      ------
Statutory federal rate                            35.0%       35.0%       35.0%
Effect of graduated federal rates                 (3.1%)      (1.0%)      (3.9%)
State taxes, net of federal benefit                3.7%        3.7%        3.7%
Effect of tax-free bond interest income          (16.5%)     (20.6%)     (16.1%)
Other, net                                        (3.7%)       (.2%)        .2%
                                                ------      ------      ------
Effective tax provision (benefit) rate            15.4%       16.9%       18.9%

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

Five year schedule of principal maturities for certificates outstanding at December 31:

Years to Maturity            2003                  2002                2001
------------------        ----------            ----------           ---------
On demand & 1 year        $9,672,380          $ 12,588,839         $ 8,886,314
2                          4,862,922               838,115           5,015,552
3                         10,803,667             4,938,456           2,955,225
4                         35,717,731            10,941,275           7,929,711
5+                        18,172,501            35,902,441           9,818,153
                          ----------            ----------           ---------
Total Principal          $79,229,201          $ 65,209,126        $ 34,604,955
                         ===========          ============        ============

At December 31, 2003, 2002 and 2001,  accrued  interest  payable was $5,333,444,
$2,711,256  and  $3,038,778,   respectively.  Interest  rates  for  certificates
outstanding at December 31, 2003 are:

5.0%              $ 2,409,368
7.0%                3,123,843
7.5%                4,078,804
8.0%                  388,319
9.0%               69,228,867

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


                                                              MP Amount               Total Collateral
                                                             Outstanding              Carrying Amount
                                                             -----------              ---------------
Lewisville, TX senior housing loan; matures 10/1/04
   with a one year extension at the Company's option          $3,687,750                   $10,032,824
Garland, TX senior housing loan; matures 12/1/04
   with a one year extension at the Company's option           2,396,500                   $ 5,795,349
                                                             -----------
Total principal outstanding                                    6,084,250
Accrued interest payable                                          48,559
                                                             -----------
                                                              $6,132,809
                                                              ==========

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

NOTE 18 - EARNINGS PER SHARE

Basic earnings per share have been calculated as follows:

2001              Net Income                           $247,120
----              Average Common Shares Outstanding     487,769
                  Earnings per Common Share               $0.51
2002              Net Income                           $612,608
----              Average Common Shares Outstanding     529,833
                  Earnings per Common Share               $1.16
2003              Net Income                           $478,880
----              Average Common Shares Outstanding     521,782
                  Earnings per Common Share               $0.92

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

NOTE 19 - MAJOR CUSTOMERS

The Company received more than 10% of its total revenue for the year ended December 31, 2003 from the following customers:

                                  Amount        %        Description of Revenue Received
                                  ------        -        -------------------------------
Senior Housing Services, Inc.    $5,596,744   51.2%     Interest, fees, and loan participation income
                                                        from real estate joint venture investments
Wellstone Housing Corp.           1,934,416   17.7%     Interest and fees from family housing
                                -----------   -----     development loans
                                 $7,531,160   68.9%

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