Form 10KSB
period 2004-12-31
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2005-03-30
CIK 1035270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-KSB

[X]  Annual report under section 13 or 15(d) of the  Securities  Exchange Act of
     1934

                  For the fiscal year ended December 31, 2004

                                       or

[_] Transition report under section 13 or 15(d) of the securities exchange act of 1934

     For the transition period from __________________ to______________________

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

Securities registered under Section 12(g) of the Exchange Act: None

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

     State issuer's revenues for its most recent fiscal year:  $13,154,641

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 28, 2005 the aggregate market value held by non-affiliates was $5,111,217 based upon current public offering price.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 813,913 shares of common stock as of March 28, 2005.

     Documents incorporated by reference: Portions of Issuer's Form SB-2 Registration Statement, No. 333-118613, effective November 1, 2004.

     Transitional Small Business Disclosure Format:  Yes____; No_X_

Cornerstone Ministries Investments, Inc.

Form 10-KSB Index
                                                                            Page
                                                                            ----

Form 10-KSB Title Page                                                         1
Index                                                                          2

Part I:
  Item 1. Description of Business                                              3
  Item 2. Description of Property                                              7
  Item 3. Legal Proceedings                                                    7
  Item 4. Submission of Matters to a Vote of Security Holders                  8

Part II:
  Item 5. Market for Common Equity and Related Stockholder Matters             8
  Item 6. Management's Discussion and Analysis or Plan of Operations           9
  Item 7. Financial Statements                                                20
     Independent Auditor's Report                                            F-1
     Balance Sheets                                                          F-2
     Statements of Operations                                                F-3
     Statements of Changes in Shareholders' Equity                           F-4
     Statements of Cash Flows                                                F-5
     Notes to Financial Statements                                           F-6

  Item 8. Changes In and Disagreements with Accountants on Accounting         20
                   and Financial Disclosures.
  Item 8A. Controls and Procedures                                            20

Part III:
  Item 9. Directors, Executive Officers, Promoters and Control Persons;       20
                   Compliance with Section 16(a) of the Exchange Act
  Item 10. Executive Compensation                                             23
  Item 11. Security Ownership of Certain Beneficial Owners and                23
                    and Related Stockholder Matters
  Item 12. Certain Relationships and Related Transactions                     24
  Item 13. Exhibits and Reports on Form 8-K.                                  24
  Item 14. Principal Accountant Fees and Services                             25

Signatures                                                                    25
Certifications                                                                26
Exhibit 21 - Subsidiaries of Issuer                                           27
Exhibit 99.1 - Certifications Pursuant to Section 906 of the                  28
                        Sarbanes-Oxley Act of 2002
Exhibit 99.2 - Code of Ethics                                                 28
Exhibit 99.3 - CPA Letter of Consent                                          30

                                     Part I

Item 1. Description of Business.

Summary
Our primary objective is to provide income for our certificate holders and shareholders, mainly by financing the acquisition and development of facilities for use by churches, their related ministries and other faith-based organizations. We define "faith-based" organizations as ones which have been formed and are operated in furtherance of their sponsors' religious commitments. During the last quarter of 2004, we began making loans to for-profit sponsors of affordable and low-income housing projects. We will make loans to for-profit sponsors if we believe that the project will benefit people who need assistance in purchasing and/or renting a home or apartment. Less than 2% of our loan portfolio is invested with for-profit sponsors and even though this percentage may increase in 2005, it will remain a small part of our loan balance.

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

We offer development, construction, bridge and interim loans, usually due within one to three years. The typical maximum investment amount in a church loan is $1,000,000. Our largest loan is approximately $13,000,000, for a community housing project. The annual interest rate on all loans we made during 2002, 2003 and 2004 was 10%. It is our policy to acquire assets primarily for income. We do not have any limits on the percentage of our assets that may be in any one investment or in any geographic area of the United States. We have not established any maximum ratio of our total debt to our total shareholders' equity. These policies would be made by our board of directors and could be changed, without the vote of share or certificate owners. A description of our loan programs follows.

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

Our fees and interest rates are similar to the costs of specialized construction and development loans or underwritten bond issues, and less than sub-prime lenders. Banks and insurance companies, who make loans on similar properties that are larger and more fully developed, typically charge lower interest rates. These conventional lenders typically charge 0.5% to 2.5% origination fees. We are paid more because of our experience, advice and willingness to finance organizations in their development stage. Our costs of administering these loans require us to charge higher loan fees and interest rates. The chart below outlines the relative loans outstanding as of December 31, 2004.

                                 Principal              %
          Borrower              Outstanding         Outstanding          Initial                Origination   Renewal
            Type                Dec 31, 2004        Dec 31, 2004          Term*        Rate        Fee*         Fee*
------------------------------ ------------------------------------------------------------------------------------------
Daycare/Schools                       $0                  0%              1 year       10%          10%         None
Churches                         $9,285,858             8.3%              1 year       10%           5%           5%
Senior Housing
 - Loans                         $9,286,352             8.3%              1 year       10%          10%         None
 - Real Estate Joint
Venture
Investments                      $56,945,936           51.1%              1 year       10%          10%         None
Family Housing Development       $36,007,454           32.3%              1 year       10%          10%         None
                                ------------          -----
                                $111,525,600          100.0%
                                ============          =====

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

We make three basic types of loans: Development and acquisition loans, construction loans and semi-permanent loans. The development and acquisition loans involve the most risk of the borrower's failure to make timely payment of interest or for us to lose principal in the event of default. Construction loans are made when a property is ready to begin construction or renovation, so the risk is somewhat less. Semi-permanent loans are made on completed properties that are being used for their intended purpose, so they involve the least risk to us of the three categories. The following table shows the amount of each of these types of loans in our portfolio at December 31, 2004:

          Type of                 Principal Outstanding        % of principal at
            Loan                  at December 31, 2004         December 31, 2004
            ----                  --------------------         -----------------
Development and acquisition            $13,992,709                    12.5%
Construction                           $35,221,388                    31.6%
Semi-permanent                         $62,311,503                    55.9%
                                      ------------                   -----
                                      $111,525,600                   100.0%
                                      ============                   =====

The following are further descriptions of each of these three types of loans:

Development and Acquisition Loans. We will provide financing to young growing churches, non-profit owners of senior housing facilities, non-profit and for-profit sponsors of affordable/low-income housing projects and other ministries that we judge to possess excellent growth or income potential and which show a strong ability to repay a loan through their growth or income (as in the case of senior housing, for instance.) These borrowers may lack the history, size, equity or income required by conventional lenders or bond underwriters. Development and acquisition loans may be used to acquire property that is either developed or to be developed (in conjunction with a construction loan provided by us or another lender). Each loan is made for one year; however, these loans may be renewed, with or without fees, for a maximum of three years under normal circumstances. Normally these loans are refinanced by banks or others before there is a reduction in principal. During 2004, one loan in the amount of $861,565 was partially refinanced by a commercial bank.

Construction Loans. Construction loans are typically made to finance the construction of new facilities, renovate existing facilities, and to develop family housing projects. They normally have a maturity of one to three years. Borrowers typically pay interest only on the outstanding balance drawn for construction. We focus primarily on loans of less than $1,000,000 for churches and day-care facilities; larger loans are required to develop senior housing, family housing projects and student housing. Our largest loan to date has been $13 million, which was for a family housing program. We require the customary documentation for construction loans, including lien subordinations and waivers, builders risk insurance, budgets and assignment of relevant contracts to us. We make weekly disbursements on finished invoices and require interim lien waivers on all disbursements.

Semi-permanent Loans. These are often called mini-perms or bridge loans. They are for as long as three years and may be linked to a construction or development and acquisition loan. Once a property is being used for its intended purpose, the loan is converted from a construction or acquisition and development loan into a semi-permanent loan. Also, they are often used by churches and other borrowers who expect to receive pledges, grants, leases or other anticipated income but who are in need of immediate funds. We make these loans on an annual renewal basis with an annual renewal fee of up to 5% of the outstanding balance. The loans are usually repaid by other forms of financing, such as church bonds or conventional loans. We will assist the borrower to find long term financing through some of the lenders with which we have established relationships, or we will sell the loan to one of these lenders. During 2004, nine loans totaling $3,307,053 were refinanced and three loans totaling $12,868,341 were partially refinanced by outside lenders.

We receive monthly interest payments on all of our real estate loans and senior housing loans classified as real estate joint venture investments except when the terms of a loan allow the borrower to finance interest payments. Interest payments are financed in the following circumstances:

Family housing development loans may finance monthly interest payments while the project is in the development and pre-sales phase. This phase takes from 12 to 36 months, depending on the size of the project. We receive the financed interest as the borrower sells homes in the development.

Church construction loans may finance monthly interest payments while the church building is under construction. This takes three to nine months depending on the size of the building. When the building is operational, the financed interest from the construction phase is included in the loan's principal amount and we begin receiving monthly interest payments from the borrower.

Real estate joint venture loans may finance monthly interest payments during the construction/renovation and lease-up stages of the borrower's operations. This takes two to six months if there is an existing building and 12 to 24 months if the financed property is raw land and a new building is being constructed. When the construction or renovations are complete and the facility is operational, the financed interest is included in the loan's principal amount and we start receiving monthly interest payments from the borrower.

Our loan policies
Loan Terms and Conditions. Each loan is secured by a first or second mortgage lien or a pledge of the borrower's LLC ownership interest if the property is owned by an LLC, a pledge of revenue and, where we determine necessary, limited personal guarantees made by members or principals of the borrowers. We may provide a fixed or variable rate loan. Our loans on senior housing facilities may include a participation feature where there is the possibility of additional income from the borrower upon the borrower's refinancing of a property or the sale of the property acquired by a borrower and resold during the term of our loan. The terms and conditions offered to borrowers, including interest rates, fees, maturities and guarantees, will be based upon current market conditions and factors like our operating expenses and the loan's origination expenses. We charge each borrower an application fee to offset the cost of loan origination and approval, legal fees and out-of-pocket expenses. We charge a commitment and closing fee and may also charge a loan renewal fee. These fees may be paid in cash by the borrower or added to the loan principal, at our discretion. We generally require the normal protections afforded commercial lenders, including title insurance, real estate surveys, appropriate resolutions of the borrower, appraisals of the property, and the issuance of fire and extended insurance coverage.

Loan Guarantees. Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require a guarantee from the Company as a condition of the extension of the loan by the financial institution. The guarantee is limited to amounts under the loans and only covers outstanding principal and accrued interest and terminates upon maturity and principal repayment. At December 31, 2004, there were four loans with a potential total of $31,592,300 in which we have a guarantee. The total amount outstanding and therefore guaranteed at December 31, 2004 was $29,960,655. The guarantees mature in 2005. All of the loans which have a guarantee are current based on the respective loan terms. See
Note 14 (page F-17) of the "Notes to Financial Statements" for additional information about these guarantees.

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

Completed applications and supporting material are submitted to the loan committee of our Board of Directors, which has authority to approve loans of $500,000 or less. Loans or investments over this amount must be submitted to the full board for approval. The loan committee consists of at least three directors. The loan committee determines the creditworthiness of the borrower and oversees the rates, terms and conditions of the loan. Upon approval of a loan application, our loan staff will work with its officers and legal counsel to supervise the loan closing. It is our policy to require borrowers to pay all expenses of the loan including our legal expenses. These expenses are usually deducted from the loan proceeds.

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

Loan investments we have made
This chart shows the number and amount of new real estate loans and joint venture investments that we have made in each of the last seven years:

                               Number of                     Amount of
         Year                  loans made                    loans made
         ----                  ----------                    ----------
         1998                     10                        $ 7,446,100
         1999                     17                        $12,953,200
         2000                     10                        $11,041,500
         2001                     11                        $14,029,191
         2002                     16                        $30,383,224
         2003                     10                        $14,622,943
         2004                      8                        $17,562,888

Each of our loans has a date when the full principal amount becomes due, or when we may call the loan for repayment. These are the number and amount of our real estate loans and joint venture investments at December 31, 2004, which become due or callable in 2005 and in later years:

                                  Number of loans              Principal
        Year                      due or callable           due or callable
        ----                      ---------------           ---------------
        2005                            41                   $108,576,363
        2006                            -0-                        -0-
        2007                            -0-                        -0-
        2008                            -0-                        -0-
        2009                             2                        638,850
        2010/thereafter                  2                      2,310,387
                                        --                   ------------
        Total                           45                   $111,525,600
                                        ==                   ============

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

A specific impaired loan loss allowance is recognized when an impaired loan's carrying amount exceeds the present value of expected future cash flows or the collateral's net realizable value if the loan is considered collateral dependent. We would place a loan on non-accrual status if a loan is 180 days past due under the terms of the loan agreement and we have determined that an allowance for impairment loss should be recognized on the loan. In our history, we have had three loan delinquencies of more than 6 months. At December 31, 2004, one loan is past due more than 180 days; however, we have not placed it on non-accrual status because the underlying collateral is greater than the outstanding loan amount and we believe that we will receive the entire outstanding loan amount. No allowance for specific impaired loan loss was recognized. While we have never had to charge off a loan as uncollectible, we would do so upon the borrower filing bankruptcy or when other collection methods have been exhausted and foreclosure is likely. The charge-off would be equal to the amount in which the loan's carrying amount exceeds the net realizable value of the collateral.

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

Subsidiaries

We had no  subsidiaries  as of December 31, 2004. See Item 12 and Note 18 of our
"Notes  to  Financial   Statements"   for   information   regarding  two  former
subsidiaries, Wellstone Communities, Inc. and Wellstone Financial Group, LLC.

Item 2. Description of Property.

In February 2003, we moved our growing staff into a 4,400 square foot office building in Cumming, Georgia. We paid $532,040 to purchase the building and as of December 31, 2004, there is a $431,714 mortgage on the building. Effective August 1, 2004, we began leasing the office and its furnishings to Cornerstone Capital Advisors for $5,000 per month. See Note 3 (page F-10) of the "Notes to Financial Statements" for additional information about this lease. We also own two nearby office condominiums, on which there is a mortgage loan with a $170,655 balance as of December 31, 2004. They are leased to two tenants, for a total of $2,400 per month. In our management's opinion, the properties are adequately insured.

Item 3. Legal Proceedings.

The laws in many states provide an exemption from registration for offerings of securities approved for listing on the Chicago Stock Exchange (the "Exchange"). Since April 2000, we have considered our securities to have been approved for listing on the Exchange. Prospectuses for our public offerings of bonds and common stock, and our publicly-filed reports, have included statements that our common stock was approved for listing on the Chicago Stock Exchange.

On December 3, 2004, a letter from the Exchange denied our application for listing and said that it had not previously approved our common stock for listing. However, on February 4, 2005, a second letter from the Exchange said that, upon review, the Exchange had apparently approved our common stock for listing subject to the completion of an offering that would meet the Exchange's numerical standards for shareowners' equity, number of public shareholders and publicly held shares. A March 1, 2005 clarification from the Exchange said it agrees that our status was not inconsistent with its being "approved for listing upon notice of issuance," the language used in state exemption laws. Our common stock will not be listed on the Exchange in the future.

Based upon the Exchange's position in its December 3, 2004 letter, securities regulators for several states each raised the issue of whether we lawfully offered and sold securities without registration in those states and/or whether our prospectuses and publicly-filed reports were false and misleading, in their reference to Exchange approval for listing. Michigan securities regulators issued Orders of Denial related to our application to register our Series F offering in that state and a Notice of Opportunity to Show Compliance, to which we have responded. We disagree with the actions taken by Michigan and will administratively appeal its decisions if an informal resolution cannot be reached.

On February 4, 2005, the Texas State Securities Board told us that, by February 11, 2005, either we sign an Agreed Cease and Desist Order and pay a $20,000 fine or it would obtain an emergency administrative cease and desist order, without our being represented. We chose to sign the order and we paid the fine. The order is that we "immediately cease and desist from engaging in conduct that is materially misleading or is otherwise likely to deceive the public in connection with the offer for sale of any security in Texas."

As of March 28, 2005, we are not aware that any other state has instituted any formal proceedings on this or any other issue related to any of our securities offerings and we are not a party to any other pending legal proceedings. We are not aware that any of the properties covered by our mortgage loans is subject to any pending legal proceedings or that any government authority is contemplating any legal proceedings involving us or any of those properties, other than described above.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

a) Items required by Item 201 and Item 701 of Regulation S-B:
o The Issuer's common stock is not approved for listing on any stock exchanges. No sales of unregistered securities occurred in 2004.
o The Issuer has no outstanding options, warrants or securities convertible into common stock as of December 31, 2004. There is an aggregate 27,572 shares of the Issuer's common stock owned by its directors and executive officers and any shareholder it knows to beneficially own 5% or more of the outstanding shares of its common stock. These shares could be sold under Rule 144.
o The Issuer has filed a Form SB-2 Registration Statement (No. 333-118613) in which the Issuer proposes to publicly offer 1,500,000 shares of its common stock at the same $6.50 price per share as in its previous offerings. There is no public trading and therefore no market price of the common stock that could be affected.
o    There are 803 holders of record of the Issuer's common stock.
o For the last two fiscal years, the Issuer has paid semi-annual cash dividends on its common stock, at annual rates of 9% and 10%, respectively on the $6.50 share price. Earnings are the only restriction that may limit the ability to pay dividends in the future.

b) The Issuer is not required to furnish the information pursuant to Rule 463 of the Securities Act of 1933.

c) The Issuer repurchased 33,772 shares of its common stock during November 2004. None were repurchased in October or December of 2004. All shares were repurchased at $6.50 per share. The repurchases were not part of a publicly declared plan to repurchase shares.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Selected financial data.
Please read the following selected financial data in conjunction with the rest of this "Management's Discussion and Analysis or Plan of Operation" and with our financial statements and related notes in this filing.

                                                        Year ended
                                                       December 31,
                                         ---------------------------------------
                                            2004          2003          2002
                                         -----------   -----------   -----------
Revenues                                 $13,154,641   $10,923,548   $ 6,909,340
                                         -----------   -----------   -----------
Investor interest expense                  9,263,934     7,246,202     4,154,997
Loan loss expense                            257,000       375,000           -0-
Marketing expenses                         1,004,511       630,508       494,042
Salaries, payroll taxes, benefits          1,205,069     1,013,730       674,384
Operating expenses                           775,787     1,091,962       849,105
                                         -----------   -----------   -----------
   Total expenses                         12,506,301    10,357,402     6,172,528
                                         -----------   -----------   -----------
Operating income                             648,340       566,146       736,812
Income tax provision                         136,973        87,266       124,204
                                         -----------   -----------   -----------
Net income                               $   511,367   $   478,880   $   612,608
                                         ===========   ===========   ===========

Overview of operations
We have always focused on serving faith-based organizations, mostly churches and their related schools. We also offer specialized programs for church and other non-profit sponsors of senior housing and affordable/moderate income housing programs. Nearly all of our earnings prior to 2001 came from financing church facilities. During the last quarter of 2000, we began to realize revenues from investment in senior and affordable/moderate income housing projects. During the last quarter of 2004, we began making loans to for-profit sponsors of affordable and low-income housing projects. Less than 2% of our assets are invested with for-profit sponsors and even though this percentage may increase in 2005, it will remain a small part of our loan portfolio.

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

Comparison of Periods Ended December 31, 2003 and December 31, 2004
General. Assets increased from $94,728,347 at December 31, 2003 to $134,407,935 at December 31, 2004 for an increase of $39,679,588 or 42%. This increase is a result of the sale of Investor Certificates and Mortgage Participations, net of redemptions of $33,823,692, a $3,295,070 increase in accrued Investor Certificate interest payable and new common stock issuances of $2,082,530. With the additional net cash from these items we invested in real estate loans and joint venture investments, net of principal payments received, of $27,963,099. Total revenue increased for the year ended December 31, 2004 by $2,231,093 or 20% from $10,923,548 in 2003 to $13,154,641 in 2004. Net income for the year ended December 31, 2004 was $511,367 compared to $478,880 for the year ended December 31, 2003.

Total real estate loans and joint venture investments outstanding on December 31, 2004 was $110,686,599 compared to $82,723,500 on September 30, 2003 for an increase of $27,963,099 or 34%. This increase is due to sales of Investor Certificates and Mortgage Participation Agreements and the subsequent origination or refinancing of real estate loans and joint venture investments, as follows:

New real estate loan originations                                    $ 1,378,506

Increase in existing loans, net of principal received                  2,171,107

New real estate joint venture investments made                        18,649,894
Increase in existing real estate joint venture investments             8,359,312
                                                                     -----------
                                                                     $27,963,099
                                                                     ===========

All other assets composed primarily of cash, bond holdings, property and equipment, and unamortized debt issue costs were $23,721,336 as of December 31, 2004.

Our cash balance increased $10,772,808 from $4,389,851 on December 31, 2003 to $15,162,659 on December 31, 2004. This increase is due to large principal payments received during December, 2004 on three real estate joint venture investments. We anticipate using this cash to make new loans during the first three to five months of 2005.

Principal and interest payable on Investor Certificates and Mortgage Participation ("MP") Agreements increased $37,127,901 or 41% from $90,695,454 as of December 31, 2003 to $127,823,355 as of December 31, 2004. In 2003, the
Company filed a registration statement with the Securities and Exchange Commission to sell up to $40,000,000 in additional Investor Certificates and $11,375,000 in Common Stock. The registration statement was approved on March 26, 2004 which allowed us to start selling new Investor Certificates in the second quarter of 2004 and continue the substantial increase in outstanding certificates and the subsequent investment in new real estate loans and joint venture investments.

On May 31, August 15, and November 18, 2004, three loans that we guaranteed on senior housing facilities in Fort Pierce, FL and St. Petersburg, FL were modified and the maturity dates were extended. These modifications triggered the recognition of a loan guarantee obligation on our balance sheet. The loan guarantee obligation is carried at the guarantee's combined estimated fair value of $175,000. We billed the loan guarantee obligations to the borrowers as compensation for our risk and received $104,000 in cash during 2004. The remaining $71,000 was received during the first quarter of 2005. Please see Note 14 of the "Notes to Financial Statements" for additional information related to loan guarantees.

Real estate loan and joint venture interest and fees earned. Interest income and fees from real estate loans and joint venture investments for the years ended December 31 is as follows:

                                                     2004          2003         Increase       %
                                                     ----          ----         --------       -
                                                 $12,668,299    $9,319,835     $3,348,464     36%

The increase was due to the following:

Increase in average outstanding principal                                      $2,187,165
   ($98,295,723 - 2004; $76,076,836 - 2003)
Increase in weighted average interest rate                                        281,484
   (9.89% - 2004; 9.52% - 2003)
Increase in loan fees recognized                                                  879,815
                                                                               ----------
                                                                               $3,348,464
                                                                               ==========


The increase in average outstanding principal is due to the addition of 4 new real estate loans and 4 new joint venture investments with outstanding principal of $17,562,888 and an increase in the average outstanding principal on existing loans of $4,655,999.

Loan participation and other income. For the year ended December 31, 2004, loan participation and other income increased (decreased) as follows:


                                          2004           2003         Change
                                      -----------    -----------    -----------

Investment income                     $   433,476    $   350,071    $    83,405
Loan participation & other                 52,866      1,253,642     (1,200,776)
                                      -----------    -----------    -----------
   Total                              $   486,342    $ 1,603,713    ($1,117,371)
                                      ===========    ===========    ===========

The Company's investment income is from the purchase of tax-free bonds used as permanent financing for projects the Company funded during their development and initial operations and from interest income on the Company's excess cash. The increase in investment income is due to the September, 2003 purchase of new tax-free bonds, which increased the balance in our bond holdings portfolio. Loan participation and other income decreased due to a $1,220,277 loan participation gain recorded in September, 2003. We received no loan participation revenue in 2004.

Investor interest expense. Investor interest expense for the year ended December 31, 2004 was $9,263,934, an increase of $2,017,732 or 28% compared to 2003. The increase is due to:


Increase in average outstanding certificate principal, including      $1,707,349
   interest payable subject to compounding
   ($98,723,402 - 2004; $79,210,846 - 2003)
Change in weighted average interest percentage                             9,044
   (8.75% - 2004; 8.74% - 2003)
Increase in average outstanding Mortgage Participation principal
   ($6,273,310 - 2004; $3,259,920 - 2003)                                301,339
                                                                      ----------
                                                                      $2,017,732
                                                                      ==========

Loan loss expense and allowance for loan losses. In the fourth quarter of 2003, as part of our regular loan grading and risk assessment process, we charged $375,000 to loan loss expense and increased our allowance for real estate loan losses to $375,000 from $0 as of December 31, 2002. For the year ended December 31, 2004, we charged an additional $257,000 to loan loss expense. Prior to the fourth quarter of 2003, we had never recognized an allowance for loan loss.

Even though we have not incurred a loan write-off, we increased our loan loss allowance in 2003 because of an increase in our family housing development loan portfolio's relative credit risk. The increased credit risk was caused by slower than expected new home sales in the fourth quarter of 2003, which is a result of slower than expected growth in the U.S. economy. The increase in our loan loss allowance during 2004 was due to: 1) an increase in the family housing development loan portfolio's outstanding principal, resulting in $100,000 in loan loss expense, 2) slower than expected new home sales volumes at two projects, and 3) an increase in the time that it has taken three projects to finish the development phase and start selling homes. The slower than expected home sales and the development time increases have increased the relative credit risk of these projects which resulted in an additional $157,000 in loan loss expense in 2004. We will continue to review the credit risk of these projects each quarter and make adjustments to our allowance for loan losses based on the results of our reviews.

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

As of December 31, 2004 and 2003, one church loan with a carrying amount of $263,291 and $242,621, respectively, was considered impaired. No specific impaired loan loss allowance was recorded because the carrying amount of the loan is less than the loan's collateral or the present value of the loan's expected future cash flows.

As of December 31, 2004, allowance for loan losses as a percent of outstanding loan principal by loan type:


                                             Loan Loss     Outstanding
                                             Allowance      Principal          %
                                           ---------      ------------        --
Family Housing Development Loans           $ 632,000        $ 36,007,454      1.8%
Church Mortgage Loans                           -0-            9,285,858       0%
Senior Housing Mortgage Loans                   -0-            9,286,352       0%
Real Estate Joint Venture Investments           -0-           56,945,936        0%
                                           ---------      ------------        ---
  Total                                    $ 632,000      $111,525,600        .6%
                                           =========      ============        ==

Marketing expenses. Total expenses for the marketing of investor certificates for the year ended December 31, 2004 were $1,004,511 compared to $630,508 for 2003. The increase is due to:

                                          2004           2003         Change
                                       ----------     ----------     ----------
Debt issue cost amortization           $  822,862     $  510,924     $  311,938
Management & Consulting                    76,194         44,186         32,008
Printing and promotions                    66,619         34,870         31,749
Other marketing costs                      38,836         40,528         (1,692)
                                       ----------     ----------     ----------
       Total                           $1,004,511     $  630,508     $  374,003
                                       ==========     ==========     ==========

Debt issue cost amortization expense increased due to Investor Certificates and Mortgage Participations sold since December 31, 2003. This expense will continue to increase as new Investor Certificates and Mortgage Participations are sold. Management and consulting expense is up due to the hiring of a full-time marketing manager who is designing and implementing new marketing strategies for our Investor Certificates, new investments and general corporate programs. Printing and promotions costs are up due to the printing of prospectuses and marketing brochures for our new certificates, which we began to sell in the second quarter of 2004.

Selling commissions paid to brokers for selling Investor Certificates and Mortgage Participations and costs incurred to register Investor Certificates are paid in cash and charged as an expense over the term of the related debt. The unamortized balance is classified as an asset on the Balance Sheet as "Unamortized debt issue costs". The balance was $2,671,340 and $1,772,631 as of December 31, 2004 and 2003, respectively.

Operating and personnel expenses. Personnel expenses (salaries, payroll taxes, and benefits) for the year ended December 31 increased $191,339 or 19% from $1,013,730 in 2003 to $1,205,069 in 2004. The increase is due to additional employees hired to handle the Company's growth in operations. Prior to July 1, 2003, the employees were paid directly by the Company. On July 1, 2003, Cornerstone Capital Advisors ("CCA") hired all of our employees and has billed us according to the terms of the personnel agreement, which is described below.

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

Please see Note 3 of the "Notes to Financial Statements" for additional information about our agreement with CCA and for amounts that we have paid to CCA during 2004 and 2003.

 For the years ended December 31, 2004 and 2003, operating expenses were as follows:

                                               2004         2003       Change
                                           ----------   ----------   ----------
a) Trust service/paying agent fees         $  153,966   $  162,566   ($   8,600)
b) Consulting fees                             76,860      142,794      (65,934)
c) Audit, accounting & tax services            68,403      102,846      (34,443)
d) Employee recruiting costs                      -0-       46,335      (46,335)
e) Depreciation & amortization                 66,861       56,695       10,166
f) Office expenses                            100,443      122,803      (22,360)
g) Legal expenses                              73,567       99,186      (25,619)
h) Subsidiary registration costs                  -0-      113,473     (113,473)
i) Insurance                                   41,557       38,508        3,049
j) Other operating expenses                   194,130      206,756      (12,626)
                                           ----------   ----------   ----------
Total operating expenses                   $  775,787   $1,091,962   ($ 316,175)
                                           ==========   ==========   ==========

The changes are due to the following:
a) Trust service/paying agent fees - decreased due to a decrease in paying agent fees for our investor certificates.
b) Consulting fees - In 2003, we used consultants to set up the mortgage participation agreements and to identify new business markets in the African American community (churches, affordable senior housing and family housing) which increased costs over 2004. In 2004, we have continued to use consultants to identify new business markets (affordable housing is the main area); however our overall use of outside consultants is down because CCA now has in-house people to do a lot of the work that, in past years, we would have used outside consultants to perform.
c) Audit, accounting & tax services - Decreased due to: 1) the hiring of a full-time accountant in the middle of 2003 by CCA which has decreased our need for outside accounting services; and 2) $8,155 spent in 2003 for CPA fees to audit Wellstone Communities, Inc, a formerly wholly-owned subsidiary.
d) Employee recruiting costs - decreased in 2004 because we are no longer using outside recruiting firms to hire employees. e) Depreciation & amortization - The increase is due to the purchase of additional computers, software and office furniture in 2003 and 2004.
f) Office expenses - The decrease is due to the change in our management contract with CCA. Prior to August, 2004, CMI was responsible for all general office costs at our corporate offices. In August 2004, the agreement was changed and as part of the agreement, CCA is now responsible for the maintenance and ongoing operating costs of the office. Please see Note 3 of the "Notes to Financial Statements" for additional information about our management agreement with CCA.
g) Legal expenses - We have used outside attorneys less in 2004 than in 2003.
h) Subsidiary registration costs - In the fourth quarter of 2003, we suspended Wellstone Communities, Inc's (WCI) registration statement and decided to not go forward with the filing. We spent $113,473 on this filing, which was charged to operating expense. See Note 18 of the "Notes to Financial Statements" for more information about this registration statement.
i) Insurance - increased slightly in 2004 due to our larger operations in 2004.
j) Other operating expenses - Decreased due to economies of scale from our increased operations.

Income tax provision. The income tax provision for the year ended December 31, 2004 was $136,973 compared to $87,266 for the year ended December 31, 2003. The net increase in income taxes is due to an increase in pre-tax income. The Company's effective tax provision rate for 2004 and 2003 was 21.1% and 15.4%, respectively. A reconciliation of the Company's effective tax provision rate to the federal statutory rate is included in the attached "Notes to Financial Statements" (Note 10).

Dividends. Dividends of $421,353 and $338,172 were declared in 2004 and 2003, respectively.

Liquidity and Capital Resources
Cash flows from operations. Net cash provided by the Company's operations for the years ended December 31, 2004 and 2003 was $2,066,663 and $3,130,394,
respectively. This decrease was due to a decrease in net income, deferred taxes, and cash received from loan fees and loan interest, and an increase in other assets partially offset by an increase in depreciation and amortization expense, an increase in accrued investor certificate interest, and an increase in loan guarantee payments received.

Investor and mortgage participation interest payable increased $3,956,610 in 2004 due to an increase in outstanding debt and because approximately 33% of the Investor Certificate holders who purchased certificates in 2003 and 2004 have elected to reinvest the interest due to them each year and not receive the interest in cash until maturity.

Included in the 2004 and 2003 changes in accrued real estate loan and joint venture interest and deferred loan fee amounts is $1,498,830 and $797,589 in interest which was financed as part of loan principal. We receive monthly interest payments on our loans except when the terms of certain loans allow borrowers to finance interest payments while the collateralized property is under development or construction. A summary (by loan type) of the amount of net financed interest for the years ended December 31, 2004 and 2003 is as follows:

                                                      2004               2003
                                                   ----------         ----------
Family Housing Development                         $1,005,142         $  339,820
Church                                                 33,093              8,684
Real Estate Joint Venture                             460,595            449,085
                                                   ----------         ----------
                                                   $1,498,830         $  797,589
                                                   ==========         ==========

The amount for 2004 represents interest accrued and financed in 2004, net of payments received in 2004 that were financed in previous years. 2003's amount represents interest accrued and financed in 2003, net of payments received in 2003 that were financed in previous years.

The increase in the family housing net financed interest in 2004 as compared to 2003 is due to: 1) the Company receiving $453,938 in financed interest in 2003 that was originally financed in 2002 on a major project in Mableton, GA, 2) increased loan balances on five projects which are now in the development phase and are financing their monthly interest, 3) the addition of four new loans since September 30, 2003 which are in the development phase of construction and
4) a delay in the start of home sales at three projects financed by the Company. Although the amount of financed interest from these projects will remain fairly high (currently $100,000 to $105,000 per month), the amount of interest financed should start to decline in the third or fourth quarter of 2005 because three to five of these projects should be going into their sales phase and we will begin to receive interest payments in cash.

The majority of the Real Estate Joint Venture financed interest for 2004 is related to a loan in McKinney, TX that is collateralized by raw land which is being developed for senior housing. We have been financing the interest on this loan since June, 2003. Our other Real Estate Joint Venture Investment loans are collateralized by existing facilities that only needed to be remodeled. Therefore, the period in which the interest is being financed on the McKinney loan is much longer than the other Real Estate Joint Venture Investment loans. Normally, we finance two to six months' of interest on senior housing loans. We anticipate, due to the size of the McKinney project, that we will finance interest for another 12 to 24 months.

Cash flows from investing activities. For the year ended December 31, 2004, the Company used $24,733,166 in cash from investing activities which is an increase of $6,086,933 from $18,646,233 for the year ended December 31, 2003. The increase was due to the following:

Increase in real estate loans and joint  venture  investments  made   $ 15,491,620
Increase in real estate loan and joint venture investment
   principal payments received                                          (7,605,203)
Decrease in bonds purchased, net of redemptions                         (1,216,250)
Decrease in fixed asset purchases, net of fixed asset sales               (583,234)
                                                                      ------------
                                                                      $  6,086,933
                                                                      ============

The increase in real estate loans and joint venture investments made in 2004 is due to the new registration statement becoming effective on March 26, 2004. We did not have as much time in 2003 to originate new loans as we have had in 2004. This trend should continue in 2005 as we invest the cash that we have received from new investor certificates, stock issuances, and loan principal payments.

The increase in real estate loan and joint venture investment principal payments received is due to three real estate joint venture investments paying down their loans in 2004 versus one large principal pay-off received in 2003 on a real estate joint venture investment in Largo, FL.

The decrease in fixed asset purchases in 2004 is due to the purchase of an office condominium in 2003 to house our corporate offices and to provide office space for future growth.

Cash flows from financing activities. For the year ended December 31, 2004, the Company raised $37,827,217 from the sale of Investor Certificates and Mortgage Participation Agreements. This represents an increase of $13,514,077 from new Investor Certificate and Mortgage Participation sales of $24,313,140 for the year ended December 31, 2003. In 2003, we had no registered Investor Certificates for sale after May, 2003. We have been able to sell new Investor Certificates since March 26, 2004 which has been the reason for the increase over last year. Also, we issued $2,082,530 in common stock (net of issuance costs) in 2004 which was registered as part of our Series E registration statement that became effective in March 2004.

On August 27, 2004, we filed a new registration statement with the Securities and Exchange Commission which will allow us to sell up to $20,000,000 in Series F Investor Certificates and $9,750,000 in common stock. We were notified by the Securities and Exchange Commission that they were not going to complete a full review of the registration statement. The registration statement became effective on November 1, 2004 and we started to sell the securities registered under this statement in January, 2005.

Investor Certificates redeemed for cash increased from $4,208,816 for the year ended December 31, 2003 to $4,655,926 for the year ended December 31, 2004. In both 2003 and 2004, we authorized early redemptions on certain Investor Certificates to reduce our average interest rate and to extend the length of time that our certificates will be outstanding. In 2003, we called approximately $2,000,000 in certificates related to the church bond fund. In August, 2004, we called all 9% five year Investor Certificates with a maturity date of March, 2005. We gave each investor the option to receive cash or new Series E Investor Certificates (8.25% interest rate) as payment for the certificates that were being called. The total amount called and the amounts paid in cash and reinvested in new certificates were as follows:

                                            Principal     Interest       Total
                                            ----------   ----------   ----------
Amounts paid in cash (28%)                  $1,276,823   $  253,918   $1,530,741
Amounts reinvested (72%)                     3,258,145      647,779    3,905,924
                                            ----------   ----------   ----------
Total called/early redemptions              $4,534,968   $  901,697   $5,436,665
                                            ==========   ==========   ==========

We have $11,948,840 in Investor Certificates coming due or redeemable upon demand in 2005, as follows: $9,839,496 - graduated certificates; $1,781,391 - access certificates; $327,953 - five-year certificates. Graduated certificates can be redeemed yearly on the anniversary date of the purchase and access certificates are due on demand. Based on past experience, we expect less than 20% of the graduated and access certificates to be redeemed in 2005 and we expect that approximately 75% of the maturing five-year certificates will be reinvested into new Investor Certificates. However, there is no guarantee that this will happen. We will ensure that we have enough cash available to handle these maturities.

Among the  measures we take to  mitigate  any demands for cash are:
o    Maintain a minimum cash balance, normally no less than $2,000,000.
o    Have readily marketable loans that can be sold for par or a premium.
o Ask investors about their intentions at least 30 days before their bonds mature.
o    Have a bank willing to extend credit lines if needed.
o    Spread maturity dates throughout the year.
o Limit each investor to not more than $500,000 maturing in any three-month period.

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

Investor interest expense. Investor interest expense for the year ended December 31, 2003 was $7,246,202, an increase of $3,091,205 or 74% compared to 2002's expense of $4,154,997. The increase is due to:

Increase in average outstanding principal, including                  $2,755,102
   interest payable subject to compounding
   ($79,210,846 - 2003; $47,687,944 - 2002)
Change in weighted average interest percentage                            10,111
   (8.74% - 2003; 8.71% - 2002)
Increase in average outstanding Mortgage Participation                   325,992
                                                                      ----------
Agreement principal
   ($3,259,920 - 2003; $0 - 2002)                                     $3,091,205
                                                                      ==========

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

As of December 31, 2003, allowance for loan losses as a percent of outstanding loan principal by loan type:

                                             Loan Loss    Outstanding
                                             Allowance     Principal       %
                                             --------     -----------   -----
Family Housing Development Loans             $375,000     $25,013,068     1.5%
Church Mortgage Loans                           -0-        13,526,028       0%
Senior Housing Mortgage Loans                   -0-         9,794,001       0%
Real Estate Joint Venture Investments           -0-        35,732,713       0%
                                             --------     -----------   -----
  Total                                      $375,000     $84,065,810      .4%
                                             ========     ===========   =====

Marketing expenses. Total expenses for the marketing of investor certificates for the year ended December 31, 2003 were $630,508 compared to $494,042 in 2002. The increase is due to:

                                             2003          2002        Change
                                          ---------     ---------     ---------
Debt issue cost amortization              $ 510,924     $ 345,191     $ 165,733
Compliance and registration                  26,016         3,968        22,048
Promotion expense                            22,938        62,044       (39,106)
Other marketing costs                        70,630        82,839       (12,209)
                                          ---------     ---------     ---------
       Total                              $ 630,508     $ 494,042     $ 136,466
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
                                           ==========   ==========   ==========

The changes are due to the following:

a) Trust service/paying agent fees increased due to the increase in outstanding investor certificates.
b) Consulting fees - hired financial consultants to set up mortgage participation program, set-up cash flow and financing models which we are using to manage our cash and loan investments, and to explore possible new industries and strategies for our loan business. This expense will decrease in future periods as we do not expect to need this level of consulting in the foreseeable future.
c) Audit, accounting & tax services - $8,155 is due to an audit of our subsidiary, Wellstone Communities, which was completed as part of their SB-2 filing with the Securities and Exchange Commission (see Note 12 on page F-15 of the financial statements for further details). The remainder is due to the increase in the size and complexity of our operations, which has increased the audit and quarterly review fees charged by our CPA.
d) Legal fees increased as a result of our growth in operations (50%) and due to work related to the set-up of the mortgage participation program (50%).
e) Employee recruiting costs - increased due to the hiring of additional employees needed to handle our growth.
f) Depreciation & amortization - increased due to the purchase of a new office building and computers in 2003.
g) Subsidiary registration costs - in the fourth quarter of 2003, we decided to suspend Wellstone Communities, Inc's (WCI) registration statement and not go forward with the filing. We spent $113,473 on this filing, which was charged to operating expense. Originally, WCI had planned to issue up to $50,000,000 in preferred stock to expand its operations and possibly purchase a bank. It was determined that this may not feasible given the structure that we were using; therefore, we decided to suspend the registration process.
h) Broker-dealer start-up costs - in 2002, we spent $129,885 to set-up a broker-dealer subsidiary. We terminated the effort when we concluded that under the rules of the National Association of Securities Dealers, it would not be feasible for a subsidiary to market our own securities.
i) Other operating expenses - decreased due to economies of scale that we have benefited from as our operations have increased.

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

Name, residence address             Age                 Responsibility
-----------------------             ---                 --------------
Cecil A Brooks                      73           Director, Chairman of the
10206 Big Canoe                                  Board, President, CEO
Jasper, GA 30143

John T. Ottinger                    50           Director, Vice President, COO,
923 Spring Glen Place                            Secretary and Treasurer
Suwanee, GA 30024

Ted Fox                             73           Director
10575 Big Canoe
Jasper, GA  30143

Henry Darden                        71           Director, Member of the
614 Beverly Dr.                                  Loan and Audit Committees
Brandon, FL  33510

Jack Wehmiller                      57           Director
7034 George Barnes Road
Murrayville, GA  30564

Richard McLaughlin                  72           Director
1510 Norwood Place
Clearwater, FL  33756

Irving B. Wicker                    79           Director, Member of the
132 Eswick Drive                                 Audit Committee
Prattville, AL 36067

Directors are elected for three-year terms. Messrs. Ottinger and Brooks will serve until the annual meeting in 2005, Messrs. Darden, Fox and McLaughlin until the 2006 meeting and Messrs Wehmiller and Wicker will serve until the annual meeting in 2007.

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

Ted Fox has been a director since 1996, except for a period in 2003 in which he served as director of our former subsidiary, Wellstone Communities, Inc. Since 1999 he has been an independent investor. Mr. Fox had a 24-year career with Law Engineering Company, retiring as Assistant Vice-President. From 1993 to 1998, Mr. Fox was employed part-time with Cole, Henderson and Drake, Inc., an advertising agency in their finance department, maintaining their financial records. Mr. Fox is a past Chairman of the Board of the National Association of Credit Managers. He received a Bachelor of Business Administration degree in Management from Georgia State University.

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

Jack Wehmiller has served as a director since May 2004. In January 2004, he joined the staff of Cornerstone Capital Advisors, Inc. His responsibilities include broker-dealer relations along with senior and student housing development. Mr. Wehmiller was employed in the securities industry since 1971, with 17 years in retail brokerage and the balance in sales and marketing for a major mutual fund and variable annuity distributors. From 1998 to 2000 he was regional vice president with ING Mutual Fund Management and ING Mutual Funds. During 2001 and early 2002, he was an independent consultant and, from April 2002 through 2003, he formed and worked for Wellstone Securities LLC. Mr. Wehmiller is an ordained deacon at the First Baptist Church of Gainesville, GA. He attended the University of South Florida and the Southwest School of Municipal Finance.

Richard McLaughlin has been a director since 1996, except for a period in 2003 that he served as director of our former subsidiary, Wellstone Communities, Inc. He has worked in the real estate construction and land development business since 1962. During his career, he has developed complete subdivisions and constructed approximately 600 homes. Since 1977, Mr. McLaughlin has been the president and sole owner of Church Development Services, Inc., a consultant to churches in the design, development and construction of church properties. During the last 10 years, his company has consulted with more than 300 churches.

Irving B. Wicker has served as a director since 1990. He graduated from the University of Maryland in 1959 and received a Masters Degree from George Washington University in 1963. He retired in 1969 as a Lieutenant Colonel in the United States Air Force. Mr. Wicker was self-employed as a real estate broker and financial planner from 1969 until he retired in 2000.

Independent directors
Decisions involving Cornerstone Capital Advisors, Inc. require the approval of a majority of the independent directors, as well as a majority of the full board. We define an independent director as one who is not an officer, director or shareholder of Cornerstone Capital Advisors, Inc. We consider Messrs. Fox, Darden and Wicker to be independent directors. We will maintain at least two independent directors on our board.

Committees
Audit Committee. Two independent directors, Messrs. Darden and Wicker, are the audit committee. The audit committee will make recommendations concerning the engagement of independent public accountants, review their independence, the services they provide and the results of the audit engagement. The audit committee will also consider the range of audit and non-audit fees and review the adequacy of our internal accounting controls. We plan to appoint, by May of 2005, a director and audit committee member who is a "financial expert," as defined by regulations adopted under the Sarbanes-Oxley Act of 2002.

Loan and Investment Committee. The board has established a loan and investment committee consisting of Messrs. Brooks, Ottinger, and Darden and having a quorum of two members. The committee will review and may approve loans and investments of up to $500,000 on behalf of the board, in accordance with the loan and investment policies as adopted and amended by the board from time to time. Any individual loans or investments in excess of the committee's authority will be subject to approval by the entire board.

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

Item 10. Executive Compensation.

This summary compensation table shows all compensation paid to our two executive officers during 2003 and 2004:

                                                                                 Annual compensation
                                                                                ---------------------
         Name and principal position                                            Year           Salary
         ---------------------------                                            ----           ------
         Cecil A. Brooks, Chairman of the Board, President and CEO              2003          $200,000
                                                                                2004           200,000
         John T. Ottinger, Vice president, Secretary, Treasurer and COO         2003           150,000
                                                                                2004           150,000

Their services for 2004 were included in the administrative services agreement with Cornerstone Capital Advisors, Inc. Neither we nor CCA have employment agreements with them or any other employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table shows the beneficial ownership of our common stock on December 31, 2004, for shares owned by:

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

Name and address of                     Number of Shares       Percentage of  Total Common
Beneficial Owner                        Beneficially Owned     Stock Beneficially Owned
----------------                        ------------------     ------------------------
Cecil A. Brooks                                   2,722                  *
10206 Big Canoe
Jasper, GA 30143
John T. Ottinger                                  6,922                  *
923 Spring Glen Place
Suwanee, GA 30024
Ted Fox
10575 Big Canoe                                    6,083                 *
Jasper, GA 30143
Irving B. Wicker                                  5,845                  *
132 Eswick Drive
Prattville, AL 36067
Henry Darden                                      6,000                  *
614 Beverly Dr
Brandon, FL 33510

All directors and executive officers            27,572                 3.4%
as a group (5 Persons)
* less than one percent.

Item 12. Certain Relationships and Related Transactions.

We caused Wellstone Communities Inc. ("WCI") to be incorporated on November 20, 2002, for the purpose of its initially being a wholly-owned subsidiary and then for it to raise capital from the sale of preferred stock and to invest that capital in ways not feasible for us and in owning a bank. In December 2002, January 2003 and October 2003, we purchased a total of 136,250 shares of WCI common stock for $1,362,500. WCI used our investment to purchase three loans from us in 2003 for a total of $971,003, which was the principal balance on those loans at the purchase date. WCI decided not to go forward with its plans and on June 30, 2004, it was dissolved. Its assets were distributed to us and its common stock cancelled.

During 2001, we formed Wellstone Financial Group, LLC ("WFG"). At formation we issued 500 shares of our Series A Convertible Preferred Stock (valued at $500,000) to WFG in exchange for a 100% ownership interest. WFG assisted non-profit entities to secure financing from banks, bond underwriters, and other sources for retirement, childcare, churches, and church-related facilities. It received consulting fees for completed financings. WFG had no revenues in 2003 or 2004. It was not able to retain the type of specialized employees necessary to develop its operations into a long-term profitable venture. Therefore, it was dissolved on June 30, 2004 and the preferred stock it owned was cancelled.

On July 1, 2003, we entered into a management and administrative services agreement with Cornerstone Capital Advisors, Inc. ("CCA") for it to provide our administrative, management and executive services. The agreement is for renewable one-year terms and may be terminated by either party upon 60 days' written notice. We do not have any employees of our own and CCA is subject to the supervision of our board of directors. Our two officers, Cecil A. Brooks and John T. Ottinger, are also officers and directors of Cornerstone Capital Advisors, Inc. We paid CCA $342,059 under this agreement in 2003 and $1,865,605 in 2004. See Note 3 of the "Notes to Financial Statements" for additional disclosures about our agreement with CCA.

In June 2004, we engaged Cornerstone Direct Public Offerings, LLC ("CDPO") to provide legal and administrative services for our Series F SB-2 Registration Statement filing with the Securities and Exchange Commission. The service fee was $75,000. Also, in January, 2004, we amended our previous service agreement that we signed in 2003 relating to our Series E SB-2 Registration Statement and paid an additional $25,000 to CDPO for cost over-runs related to the length of time needed for our registration statement to become effective. Two of our directors' serve on the Board of Directors of Cornerstone Direct Public Offerings' majority owner, Cornerstone Group Holdings, Inc.

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

Item 13. Exhibits and Reports on Form 8-K.

   (a) (Item 601 of Regulation S-B)

    Exhibit
     Number                                    Description
     ------                                    -----------
     1.1 Sales Agency Agreement with Wellstone Securities, LLC. (Incorporated by reference from Exhibit 1.1 of the issuer's Registration Statement on form SB-2, No. 333-118613, filed August 27, 2004.)
     1.3 Bond Purchase Agreement (Incorporated by reference from Exhibit 1.3 of the Issuer's Registration Statement on Form SB-2, No. 333-118613, filed August 27, 2004.)
     1.4    Common Stock  Purchase  Agreement  (Incorporated  by reference  from
            Exhibit 1.4 of the Issuer's Registration Statement on Form SB-2, No. 333-118613, filed August 27, 2004.)
     3.1 Amended and Restated Articles of Incorporation (Incorporated by reference from Exhibit 3.1 of the issuer's Registration Statement on Form SB-2, No. 333-118613, filed August 27, 2004.)

     3.2    Amended  and  Restated  By-laws  of  the  issuer   (Incorporated  by
            reference  from  Exhibit 3.2 of issuer's  Registration  Statement on
            Form SB-2, No. 333-118613, filed August 27, 2004.)
     4.1    Article  III.A.,  page 1 of the  Amended  and  Restated  Articles of
            Incorporation  and Article III of the Amended and  Restated  By-laws
            (Reference is made to Exhibits 3.1 and 3.2.)
     4.2    Form of Graduated Rate Bonds (Incorporated by reference from Exhibit
            3.2 of  the  issuer's  Registration  Statement  on  Form  SB-2,  No.
            333-118613, filed August 27, 2004.)
     4.3    Form of Seven Day Redeemable  Bonds  (Incorporated by reference from
            Exhibit 3.2 of the issuer's Registration Statement on Form SB-2, No.
            333-118613, filed August 27, 2004.)
     4.4    Form of five-year term bonds (Incorporated by reference from Exhibit
            4.4 of  the  issuer's  Registration  Statement  on  form  SB-2,  No.
            333-118613, filed August 27, 2004.)
     4.5    Trust  Indenture  for Series B and C  Certificates  of  Indebtedness
            (Incorporated   by  reference  from  Exhibit  4.4  of   Registrant's
            Registration  Statement on Form SB-2, No.  333-93475,  filed January
            14, 2000.)
     4.6    Trust  Indenture  dated June 14, 2002  Registrant  (Incorporated  by reference from Exhibit 4.8 of the Issuer's Registration Statement on form SB-2, No. 333-91564, filed June 28, 2002.)
     21     Subsidiaries of the Issuer
     24     Power  of  Attorney  (included  in the  Signatures  section  of this report)
     99.1   Certifications  pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002
     99.2   Code of Ethics
     99.3   CPA Letter of Consent

   (b) No report on Form 8-K was filed during the last quarter of the period covered by this report.

Item 14.  Principal Accountant Fees and Services.

The Board of Directors selected Robert N. Clemons CPA, PA, an independent certified public accounting firm, as the auditors of the financial statements for the fiscal year ended December 31, 2004. No member of this firm has a financial interest in Cornerstone Ministries Investments, Inc. All of the services described below were approved by our audit committee and the Board of Directors.

Audit Fees - fees for services rendered in connection with the audit of our annual financial statements, the review of financial statements included in our Form 10-QSB's and for services that are normally provided by the accountant in connection with statutory and regulatory filings were $66,648 and $67,724 for the years ended December 31, 2004 and 2003, respectively.

Tax Fees - fees for tax services, including preparation of our tax returns and tax-related matters were $3,126 and $4,500 for the years ended December 31, 2004 and 2003, respectively.

All Other Fees - fees for the preparation and review the financial sections of our Form SB-2 Registration Statements were $5,969 and $34,146 for the years ended December 31, 2004 and 2003, respectively.

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

                               CORNERSTONE MINISTRIES INVESTMENTS, INC. (Issuer)

                               By  S/Cecil A. Brooks         March 28, 2005
                                  -----------------------------------------
                                   Cecil A. Brooks, Chief Executive Officer

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

          Signature                                   Title                               Date
          ---------                                   -----                               ----
S/Cecil A. Brooks                     Chief Executive Officer, President and          March 28, 2005
-----------------------------------   Chairman of the Board of Directors
   Cecil A. Brooks

S/John T. Ottinger                    Vice President, Chief Operating Officer,        March 28, 2005
-----------------------------------   Chief Financial Officer, Secretary, Treasurer
   John T. Ottinger                   and Director (principal accounting officer)


*S/Ted Fox                            Director                                        March 28, 2005
-----------------------------------
   Ted Fox

*S/Henry Darden                       Director                                        March 28, 2005
-----------------------------------
   Henry Darden

*S/Jack Wehmiller                     Director                                        March 28, 2005
-----------------------------------
   Jack Wehmiller

*S/Richard McLaughlin                 Director                                        March 28, 2005
-----------------------------------
   Richard McLaughlin

*S/Irving B. Wicker                   Director                                        March 28, 2005
-----------------------------------
   Irving B. Wicker

By: *S/Cecil A. Brooks                , attorney-in-fact                              March 28, 2005
    -------------------------------
      Cecil A. Brooks

                                                                              26

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

                           ROBERT N. CLEMONS, CPA, PA
                                   PO BOX 1670
                           DELAND, FLORIDA 32721-1670

To The Board of Directors and Shareholders of
Cornerstone Ministries Investments, Inc.

             Report of Independent Registered Public Accounting Firm

We have  audited  the  accompanying  balance  sheets of  Cornerstone  Ministries
Investments, Inc. as of December 31, 2004, 2003 & 2002 and the related statements of operations, changes in shareholder's equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Ministries Investments, Inc. as of December 31, 2004, 2003 & 2002 and the results of their operations, changes in shareholder's equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

S/ Robert N. Clemons, CPA, PA
------------------------------
DeLand, Florida
March 17, 2005


CORNERSTONE MINISTRIES INVESTMENTS, INC.
BALANCE SHEETS
December 31, 2004, 2003 and 2002

                                                                                                       (Consolidated - See Note 18)
                                                                                2004                 2003                  2002
                                                                            ------------         ------------          ------------
ASSETS
Cash and cash equivalents                                                   $ 15,162,659         $  4,389,851          $  1,500,499
Loan guarantee receivable                                                         71,000                 --                    --
Loans in process                                                                  30,873              118,504               359,020
Real estate loans, net                                                        54,278,585           47,877,277            40,138,493
Real estate joint venture investments, net                                    56,408,014           34,846,223            24,616,205
Bond holdings and accrued interest                                             4,013,733            4,001,333             2,734,162
Property and equipment, net                                                      812,221              873,101               320,337
Refundable income taxes                                                             --                 42,617                  --
Deferred tax asset, net                                                             --                   --                 274,233
Goodwill                                                                         450,997              450,997               450,997
Unamortized debt issue costs                                                   2,671,340            1,772,631             1,004,705
Real estate held for investment                                                  340,000              340,000               340,000
Other assets                                                                     168,513               15,813                38,188
                                                                            ------------         ------------          ------------

TOTAL ASSETS                                                                $134,407,935         $ 94,728,347          $ 71,776,839
                                                                            ============         ============          ============


LIABILITIES
Investor certificates and accrued interest                                  $120,603,157         $ 84,562,645          $ 67,920,382
Mortgage participations and accrued interest                                   7,220,198            6,132,809                  --
Accounts and other payables                                                      244,621              267,806               339,120
Common dividends payable                                                         266,287              169,087               168,640
Loan guarantee obligation                                                        175,000                 --                    --
Building mortgage                                                                602,369              180,194               189,226
Capital lease obligation                                                           7,941               13,632                  --
Deferred taxes payable                                                            70,357              171,443                  --
                                                                            ------------         ------------          ------------

TOTAL LIABILITIES                                                            129,189,930           91,497,616            68,617,368
                                                                            ------------         ------------          ------------

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, no par
  value; 235,000 shares authorized, no
  shares issued and outstanding                                                     --                   --                    --
Common Stock, $0.01 par value; 10 million shares
  authorized; 819,351, 531,532 and 530,947 shares
  issued and outstanding                                                           8,194                5,315                 5,309
Paid in capital                                                                5,118,568            3,297,435             3,293,641
Retained earnings (deficit)                                                       91,243                1,229              (139,479)
Treasury stock                                                                      --                (73,248)                 --
                                                                            ------------         ------------          ------------

TOTAL SHAREHOLDERS' EQUITY                                                     5,218,005            3,230,731             3,159,471
                                                                            ------------         ------------          ------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                                       $134,407,935         $ 94,728,347          $ 71,776,839
                                                                            ============         ============          ============

SEE ACCOMPANYING NOTES                                                                                                           F-2

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2004, 2003 and 2002

                                                                                                       (Consolidated - See Note 18)
                                                                                    2004                2003                2002
                                                                                 -----------         -----------         -----------
REVENUES
Real estate loan and joint venture interest and fees                             $12,668,299         $ 9,319,835         $ 6,018,879
Loan participation and other income                                                  486,342           1,603,713             890,461
                                                                                 -----------         -----------         -----------

TOTAL REVENUES                                                                    13,154,641          10,923,548           6,909,340
                                                                                 -----------         -----------         -----------

EXPENSES
Investor interest expense                                                          9,263,934           7,246,202           4,154,997
Loan loss expense                                                                    257,000             375,000                --
Marketing expenses                                                                 1,004,511             630,508             494,042
Salaries, payroll taxes, and benefits                                              1,205,069           1,013,730             674,384
Operating expenses                                                                   775,787           1,091,962             849,105
                                                                                 -----------         -----------         -----------

TOTAL EXPENSES                                                                    12,506,301          10,357,402           6,172,528
                                                                                 -----------         -----------         -----------

Income Before Provision For Income Taxes                                             648,340             566,146             736,812

Income Tax Provision                                                                 136,973              87,266             124,204
                                                                                 -----------         -----------         -----------

NET INCOME                                                                       $   511,367         $   478,880         $   612,608
                                                                                 ===========         ===========         ===========

Basic and Diluted Earnings
 per Common Share                                                                $      0.72         $      0.92         $      1.16

SEE ACCOMPANYING NOTES                                                                                                           F-3

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2004, 2003 and 2002

The statements for the years ended December 31, 2002 and 2003 were part of a consolidated financial statement - see Note 18

                                               COMMON STOCK:                                   RETAINED
                                           --------------------      PAID-IN      PREFERRED    EARNINGS     TREASURY        TOTAL
                                             SHARES     AMOUNT        CAPITAL       STOCK      (DEFICIT)      STOCK        EQUITY
                                           --------    ---------    -----------    -------    ----------    ---------   -----------
BALANCE, DECEMBER 31, 2001                  528,725    $   5,287    $ 3,279,491    $  --      $ (388,716)   $    --     $ 2,896,062
Net income                                  612,608      612,608
Common stock issued                           2,222           22         14,150                                              14,172
Dividends declared                                                                              (363,371)                  (363,371)
                                           --------    ---------    -----------    -------    ----------    ---------   -----------
BALANCE, DECEMBER 31, 2002                  530,947    $   5,309    $ 3,293,641    $  --      $ (139,479)   $    --     $ 3,159,471
Net income                                  478,880                                                                         478,880
Common stock issued                             585            6          3,794                                               3,800
Dividends declared                         (338,172)                                                                       (338,172)
Treasury stock acquired (11,269 shares)                                                                       (73,248)      (73,248)
                                           --------    ---------    -----------    -------    ----------    ---------   -----------

BALANCE, DECEMBER 31, 2003                  531,532    $   5,315    $ 3,297,435    $  --      $    1,229    $ (73,248)  $ 3,230,731
Net income                                                                                       511,367                    511,367
Common stock issued                         327,591        3,276      2,126,065                                           2,129,341
Common stock issuance costs paid                                        (46,811)                                            (46,811)
Common stock redeemed                       (39,772)        (397)      (258,121)                                           (258,518)
Dividends declared                                                                              (421,353)                  (421,353)
Treasury stock sold (11,269 shares)                                                                           73,248         73,248
                                           --------    ---------    -----------    -------    ----------    ---------   -----------

BALANCE, DECEMBER 31, 2004                  819,351    $   8,194    $ 5,118,568    $  --      $   91,243    $    --     $ 5,218,005
                                           ========    =========    ===========    =======    ==========    =========   ===========

SEE ACCOMPANYING NOTES                                                                                                          F-4

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004, 2003 and 2002
                                                                                                       (Consolidated - See Note 18)
                                                                                     2004               2003               2002
                                                                                 ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $    511,367       $    478,880       $    612,608
Adjustments to reconcile net income to cash
 from operations-
Depreciation and amortization                                                         889,723            567,619            365,819
Loss from sale of property and equipment                                                2,534               --                 --
Changes in-
Loans in process                                                                       87,631            240,516           (154,436)
Accrued bond interest, net                                                            (12,400)           (50,921)           (15,298)
Accrued real estate loan/joint venture interest and
  deferred loan fees                                                               (3,495,448)        (1,505,568)          (759,540)
Allowance for loan losses                                                             257,000            375,000               --
Deferred taxes                                                                       (101,086)           445,676            (30,755)
Refundable income taxes                                                                42,617            (42,617)              --
Investor and mortgage participation interest payable                                3,956,610          2,613,748           (327,523)
Loan guarantee payments                                                               104,000               --                 --
Accounts and other payables                                                           (23,185)           (14,314)           206,942
Other assets                                                                         (152,700)            22,375             22,499
                                                                                 ------------       ------------       ------------

NET CASH PROVIDED (USED) BY OPERATIONS                                              2,066,663          3,130,394            (79,684)
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made                                                            (14,682,118)       (16,377,539)       (18,785,460)
Real estate loan principal payments received                                        9,201,063          8,166,950          1,462,869
Real estate joint venture investments made                                        (31,367,707)       (14,180,666)       (18,713,738)
Real estate joint venture investment principal payments received                   12,124,111          5,553,021          2,720,221
Bonds purchased                                                                          --           (2,500,000)              --
Bonds redeemed or sold                                                                   --            1,283,750          2,601,250
Property and equipment purchased                                                       (9,915)          (591,749)           (74,311)
Proceeds from sale of property and equipment                                            1,400               --                 --
Real estate costs capitalized                                                            --                 --               (8,487)
                                                                                 ------------       ------------       ------------

NET CASH USED BY INVESTING ACTIVITIES                                             (24,733,166)       (18,646,233)       (30,797,656)
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates sold                                                         36,748,967         18,444,677         33,099,017
Investor certificates redeemed                                                     (4,655,926)        (4,208,816)        (2,494,845)
Mortgage participation agreements sold                                              1,078,250          5,868,463               --
Debt issue costs paid                                                              (1,721,571)        (1,278,850)          (795,928)
Building mortgage proceeds                                                            440,000               --                 --
Building mortgage principal payments                                                  (17,825)            (9,032)            (7,968)
Capital lease principal payments                                                       (5,691)            (4,078)              --
Common stock issued, net of issuance costs                                          2,082,530              3,800             14,172
Common stock redeemed                                                                (258,518)              --                 --
Dividends paid                                                                       (324,153)          (337,725)          (344,066)
Treasury stock sold (acquired)                                                         73,248            (73,248)              --
                                                                                 ------------       ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          33,439,311         18,405,191         29,470,382
                                                                                 ------------       ------------       ------------

Net change in cash and cash equivalents                                            10,772,808          2,889,352         (1,406,958)
Cash and cash equivalents at beginning of period                                    4,389,851          1,500,499          2,907,457
                                                                                 ------------       ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 15,162,659       $  4,389,851       $  1,500,499
                                                                                 ============       ============       ============

Supplemental Information-
  Interest paid during the period                                                $  5,333,638       $  4,643,972       $  4,499,470
  Income taxes paid during the period                                            $    182,500       $       --         $       --
Non-cash transactions-
  Fixed asset lease financing                                                    $       --         $     17,710       $       --
  Investor certificates matured and re-invested                                  $  3,309,314       $  3,800,364       $ 13,926,147
  Loan interest financed and included in loan principal                          $  1,498,830       $    797,589       $    675,019

SEE ACCOMPANYING NOTES                                                                                                          F-5

                    CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements include the accounts of Cornerstone Ministries Investments, Inc. ("the Company"). Previously, the Company's financial statements included the accounts of two wholly-owned subsidiaries, Wellstone Communities, Inc. and Wellstone Financial Group, LLC. In June, 2004, the Company dissolved both subsidiaries. See Note 18 for additional disclosures.

The Company originates and purchases mortgage loans, substantially all of which are made to faith-based organizations. The Company offers specialized loan programs for churches, non-profit sponsors of senior housing facilities and either non-profit or for-profit sponsors of affordable and low income housing projects. The Company also invests in other real estate projects for the purpose of selling at a profit, or leasing. Substantially all of the Company's loans and investments are in projects located in the Southeastern United States.

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

The Company receives monthly interest payments on its real estate loans and senior housing loans (classified as real estate joint venture investments) except when the terms of a loan allow a borrower to finance interest payments. Interest is financed in the following circumstances:
o Family housing loans may finance interest while the project is in the development and pre-sales phase, which normally lasts 12 to 36 months depending on the size of the project. The Company receives the financed interest as the borrower sells homes in the development.
o Church construction loans may finance interest while the church building is under construction. This takes three to nine months, depending on the size of the building. When the building is operational, the financed interest from the construction phase is included in the loan's principal amount and the Company begins receiving monthly interest payments from the borrower.
o Senior housing loans may finance interest during the construction, renovation and lease-up stages of the borrower's operations. This takes two to six months if there is an existing building and 12 to 24 months if the financed property is raw land and a new building is being constructed. When the facility is operational, the financed interest is included in the loan's principal amount and the Company begins receiving monthly interest payments from the borrower.

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

The Company normally provides all or substantially all of the funding (directly or through loan guarantees) for the acquisition and development of these facilities, which are owned by non-profit entities. The Company participates in residual profits through loan participation agreements, which enable the Company to receive income from the borrower when the property in which the Company provided financing is sold or refinanced with another lender. The participation is between 25% and 33% of the borrower's gain. Loan participation income is recognized when the borrower's sale or refinancing is completed and the Company receives cash from the borrower.

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

The Company is guarantor on certain loans secured by senior housing facilities which are owned by non-profit entities. Loan guarantees that originated prior to January 1, 2003 have no obligation recognized in the financial statements. For loan guarantees that were originated or modified on or after January 1, 2003, a loan guarantee obligation is recognized based on the loan guarantees estimated fair value. The Company charges the loan guarantee's fair value to the respective borrower as compensation for the Company's risk and payment is expected within 30 days of the loan guarantee's origination or modification date. Unpaid amounts are classified as "Loan guarantee receivables" in the accompanying balance sheets. Loan guarantee obligations are analyzed at the end of each fiscal year and if the fair value of the loan guarantee has declined, the carrying amount of the obligation is reduced and credited to earnings.

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

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. The estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual amounts may vary from the estimates that are used.

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive shares of Series A Convertible Preferred Stock.

New Accounting Pronouncements:
In December  2004,  the FASB issued SFAS No.  123R,  Share-Based  Payment  (SFAS
123R). This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R requires that companies use a fair value method to value stock options and recognize the related compensation expense in net earnings. The provisions of SFAS 123R are effective for the first reporting period beginning after June 15, 2005, although earlier application is encouraged. The Company does not have any share-based payment obligations and does not expect this pronouncement to have a material effect on our financial position or results of operations.

In March 2004, the FASB's Emerging Issues Task Force (EITF) finalized Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). The FASB has delayed the implementation of EITF 03-1 and has begun a new project to address the issues associated with other-than-temporary impairment of debt and equity securities. The outcome of this new project and its impact on the Company's financial position or results of operations cannot be determined at this time.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIEs), an interpretation of ARB (Accounting Research Bulletin) No. 51. In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R), which delayed the effective date of FIN 46 for all VIEs until March 2004. This interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the expected residual gains, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46R and its various interpretations have not materially impacted the Company's financial position or results of operations.

Recently, the FASB has been very active, issuing a number of accounting pronouncements with various effective dates. These pronouncements, which were not discussed above, do not have a material effect on our financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT
At December 31, property and equipment is composed of:

                                             2004          2003          2002
                                          ---------     ---------     ---------
Office Condominiums                       $ 795,034     $ 792,659     $ 252,922
Office Computers, Furnishings,
   Software & Equipment                     111,215       120,477        68,465
Vehicles                                     30,351        37,730        37,730
Capital lease - phone system                 17,710        17,710           -0-
Less: Accumulated Depreciation             (142,089)      (95,475)      (38,780)
                                          ---------     ---------     ---------
Property and equipment, net               $ 812,221     $ 873,101     $ 320,337

Depreciation expense                      $  66,861     $  56,695     $  20,628

NOTE 3 - COMMITMENTS AND RELATED PARTY TRANSACTIONS

Leases:
During 2003, the Company entered into a capital lease for a new telephone system at the Company's headquarters. The lease was recorded at the asset's fair value and is being amortized over three years using the straight-line method. Interest expense is calculated based on the implied interest rate in the lease. The lease payment, including principal, interest and sales tax, is $672 per month. Amortization expense was $5,903 and $4,919 and interest expense was $1,839 and $2,198 for the years ended December 31, 2004 and 2003, respectively. Future yearly minimum lease payments as of December 31, 2004:

Year                                    Amount
                                        ------
2005                                     7,531
2006                                     1,256
                                        ------
 Total                                   8,787
Less interest portion                     (846)
                                        ------
Capital lease obligation                $7,941
                                        ======

Loan Commitments:
The Company makes loan commitments in connection with certain real estate loans and joint venture investments that include funding for project development, building construction, renovations, lease-up operations, financed interest and other amounts that the borrower may draw upon in accordance with the loan agreement. As of December 31, 2004, the Company has $7,560,130 in approved, unused loan commitments for real estate loans and $5,381,919 for real estate joint venture investments. The Company has no new loan commitments outstanding on December 31, 2004.

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

executive management; and bookkeeping and accounting after June 30, 2003. The agreement is for renewable one year terms and it may be terminated by either party upon 60 days' written notice. The Company does not have any employees of its own and CCA is subject to the supervision of the Company's board of directors. Two of the Company's directors serve on the CCA board of directors.

From July 1, 2003 until July 31, 2004, the agreement obligated the Company to reimburse actual expenses incurred by CCA. Also, CCA was eligible to earn incentive compensation of up to 10% of the actual expenses billed to the Company for the prior 12 months. The base for the incentive compensation included being current on all bond interest and other obligations, and that the common stock shareholders have received dividends equal to an annual rate of at least 10% on the price paid in a public offering for all the time the shares were outstanding. Factors above the base and the exact amount of incentive compensation were determined by the board of director's judgment on the extent to which CCA's services contributed to the results.

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

For the years ended December 31, the Company paid CCA as follows:

                                             2004            2003           2002
                                           ----------      ----------      -----
Management Fees                            $1,290,880      $  318,619      $ -0-
Loan Origination Fees                         574,725             -0-        -0-
Incentive Compensation Fees                       -0-          23,440        -0-
                                           ----------      ----------      -----
                                           $1,865,605      $  342,059      $ -0-
                                           ==========      ==========      =====

As of December 31, 2004, 2003 and 2002, the Company owed CCA $7,464, $93 and $0, respectively under the terms of this agreement. Also, as of December 31, 2004, the Company was owed $121,091 by CCA which represents 2005 management fees advanced in 2004. The advance accrues interest at 10% per annum. The advance is included in "other assets" in the accompanying balance sheets.

Cornerstone Capital Advisors, Inc. - Office Lease
Effective August 1, 2004, the Company and CCA entered into a lease agreement whereby CCA is leasing the Company's corporate office building and office/computer equipment in Cumming, GA. The lease payment is $5,000 per month. The initial lease term ends on August 31, 2005, after which time the lease converts to a month-to-month lease unless CCA notifies the Company of its intent not to renew within 30 days from the end of the initial lease term. The Company's cost basis in the office building and office/computer equipment is approximately $626,000. For the year ended December 31, 2004, the Company received $25,000 from CCA under the lease agreement.

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

During 2003, the Company and Wellstone Communities, Inc. (a formerly 100%-owned subsidiary) each entered into a service agreement with CDPO for the filing of SB-2 Registration Statements. The $150,000 fee for these two agreements was paid in 2003. In January, 2004, the Company amended its service agreement and paid an additional $25,000 to CDPO for cost over-runs related to the length of time needed for the Company's registration statement to become effective.

In July, 2004, the Company entered into a service agreement with CDPO for the filing of a new SB-2 Registration Statement. $75,000 was paid to CDPO in 2004 under this service agreement. No amounts were owed to CDPO as of December 31, 2004, 2003 and 2002.

See Note 12 for additional disclosures on the Company's registration statements and Note 18 for additional disclosures on Wellstone Communities, Inc.'s registration statement.

NOTE 4 - REAL ESTATE LOANS
At December 31, the Company had Real Estate Loans outstanding as follows:

                                       2004            2003            2002
                                   ------------    ------------    ------------
Family housing development loans   $ 36,007,454    $ 25,013,068    $ 16,258,934
Church mortgage loans                 9,285,858      13,526,028      15,491,592
Senior housing mortgage loans         9,286,352       9,794,001       7,767,779
                                   ------------    ------------    ------------
   Total principal                   54,579,664      48,333,097      39,518,305
   Accrued Interest                     479,961         255,994         759,338

   Unearned Loan Fees                  (149,040)       (336,814)       (139,150)
   Allowance for loan losses           (632,000)       (375,000)            -0-
                                   ------------    ------------    ------------
   Total Real Estate Loans         $ 54,278,585    $ 47,877,277    $ 40,138,493
                                   ============    ============    ============

These loans mature as follow:  2005 - $51,630,427;  2006 - $0; 2007 - $0; 2008 -
$0; 2009 - $638,850; beyond 2009 - $2,310,387. Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

Based on the terms of the loans, the Company allows borrowers with loans related to certain family housing and church properties to finance interest payments while the properties are in the development and construction phase of operations. For the years ended December 31, the net interest payments financed were:

                                                 2004           2003           2002
                                             -----------    -----------    -----------
Current year interest financed               $ 1,158,109    $   805,525    $   637,671
Previous years' financed interest received      (119,874)      (457,021)           -0-
                                             -----------    -----------    -----------
Net financed interest                        $ 1,038,235    $   348,504    $   637,671
                                             ===========    ===========    ===========

On December 31, 2004, the Company had significant credit risk concentrations in the following states:

Georgia  - $ 27,629,048
Florida  - $  9,531,034
Texas    - $ 10,380,772

Impaired loan disclosures for the years ended December 31:

                                               2004          2003        2002
                                             --------      --------    ---------
Number of impaired loans                            1             1      -0-
Carrying amount at year end                  $263,291      $242,621      N/A
Weighted average investment -
   year-to-date                              $252,956      $237,130      N/A
Impaired loan interest income                $ 24,312      $ 19,166      N/A

No allowance for specific impaired loan loss has been recorded because the carrying amount of the impaired loans as of December 31, 2004 and 2003 was less than the present value of the loan's expected future cash flows.

NOTE 5 - REAL ESTATE JOINT VENTURE INVESTMENTS
As of December 31, certain of the Company's mortgage loans on senior housing facilities are classified as real estate joint venture investments, as follows:

Location                                2004            2003            2002
--------                                ----            ----            ----
McKinney, TX                       $  4,050,291    $  3,109,337    $  2,467,482
Largo, FL                                   -0-             -0-       5,295,454
St. Petersburg, FL                    4,582,344       3,684,620       4,223,000
Lewisville, TX                       10,617,954      10,286,004       8,756,513
Garland, TX                           6,421,006       5,905,556       4,231,789
Chattanooga, TN                       5,438,254       3,637,623             -0-
San Antonio, TX                      11,931,167       9,109,573             -0-
Winter Haven, FL                      5,942,402             -0-             -0-
Bryan, TX                             2,616,317             -0-             -0-
Edmond, OK                            5,346,201             -0-             -0-
                                   ------------    ------------    ------------
Total principal outstanding          56,945,936      35,732,713       8,693,373
Accrued interest                        329,195         301,565         281,134
Unearned loan fees                     (867,117)     (1,188,055)       (639,167)
Allowance for loan losses                   -0-             -0-             -0-
                                   ------------    ------------    ------------
Real estate joint venture
  investments, net                 $ 56,408,014    $ 34,846,223    $ 24,616,205
                                   ============    ============    ============

All of the loans mature in 2005. Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

All of the loans, except as noted below, are secured by first or second mortgages. Three facilities are partially secured by the respective non-profit borrower's 100% ownership interest in the Limited Liability Companies ("LLC") which own the properties. The facilities which are owned by the LLC's have a first mortgage from an outside lender securing the property. The location and amount of the loans which are secured in this manner as of December 31, 2004 are as follows:

Lewisville, TX - $ 9,284,620
Bryan, TX      - $ 1,282,984
Edmond, OK     - $ 3,337,251
                 -----------
Total            $13,904,855
                 ===========

The Company participates in the residual profits of the real estate joint venture investments through loan participation agreements, which enable the Company to receive income from a borrower when a property in which the Company provided financing is sold or refinanced with another lender. The participation percentage for each property varies between 25% and 33% of the borrower's gain.

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

In accordance with loan terms, the Company allows certain borrowers to finance interest payments while their facilities are in the construction or renovation phase of operations. For the years ended December 31, the net interest payments financed were as follows:

                                                 2004         2003        2002
                                              ---------    ---------   ---------
Current year interest financed                $ 520,335    $ 449,085   $  37,348
Previous years' financed interest received      (59,740)         -0-         -0-
                                              ---------    ---------   ---------
Net financed interest                         $ 460,595    $ 449,085   $  37,348
                                              =========    =========   =========

The Company analyzes the underlying operations and collateral of each facility in which there is an outstanding loan by requiring independent appraisals every 12 to 24 months, reviewing loan balances and comparing them to the established loan budgets, and by analyzing income and cash flow statements that are submitted by the borrowers. If it is determined that it is probable that the

Company will be unable to collect all amounts due according to the contractual terms of a loan, the loan is considered impaired and a loan loss will be recognized to the extent the collateral's fair value is less than the current loan carrying amount. No real estate joint venture investments were considered impaired as of December 31, 2004, 2003 and 2002.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES
For the years ended December 31, 2004 and 2003, a summary of changes in the allowance for loan losses by loan type is as follows:

                                                                             Real Estate
                                              Family           Senior       Joint Venture
                              Church          Housing          Housing        Investments          Total
                              ------          -------          -------        -----------          -----
Balance - 12/31/02          $    -0-          $   -0-           $ -0-           $ -0-            $  -0-
Loan loss expense                -0-           375,000            -0-             -0-             375,000
Charge-offs                      -0-              -0-             -0-             -0-               -0-
Recoveries                       -0-              -0-             -0-             -0-               -0-
                            --------          --------          -----           -----            --------
Balance - 12/31/03          $    -0-          $375,000          $ -0-           $ -0-            $375,000
Loan loss expense                -0-           257,000            -0-             -0-             257,000
Charge-offs                      -0-              -0-             -0-             -0-               -0-
Recoveries                       -0-              -0-             -0-             -0-               -0-
                            --------          --------          -----           -----            --------
Balance - 12/31/04          $    -0-          $632,000          $ -0-           $ -0-            $632,000

Components of allowance for loan losses at December 31, 2004 and 2003:

                                        2004               2003
                                     ---------           --------
Collective loan losses-
  Historical experience              $    -0-            $   -0-
  Current credit risk assessment      632,000             375,000
                                     ---------           --------
  Total collective loan losses        632,000             375,000
Specific impaired loan losses             -0-                -0-
                                     ---------           --------
Total allowance for loan losses      $632,000            $375,000
                                     ========            ========

Prior to 2003, the Company had no allowance for loan loss activity. In the fourth quarter of 2003, as part of the Company's regular loan grading and risk assessment process, it was determined that the family housing loan portfolio's credit risk had increased over historical levels. This increase was caused by slower than expected new home sales. The slow down in new home sales is due to slower than expected growth in the U.S. economy. This increase in credit risk resulted in a $375,000 charge to loan loss expense in 2003. For the year ended December 31, 2004, the Company charged an additional $257,000 to loan loss expense. This charge is due to an increase in the family housing loan portfolio's outstanding loan principal, slower than expected new home sales volumes at two projects, and an increase in the time that it has taken three projects to finish the development phase and start selling homes. These factors have increased the family housing loan portfolio's credit risk as compared to 2003.

The Company has never incurred a loan charge-off; therefore, there is no collective loan loss allowance related to the Company's historical experience.

NOTE 7 - GOODWILL
The Company adopted SFAS 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. Goodwill associated with the Company's acquisition of Presbyterian Investor's Fund, Inc. is carried at $450,997 and is not subject to further amortization. Goodwill is tested for impairment at the end of each year using the present value of expected future cash flows to determine its fair value. At December 31, 2004, 2003 and 2002, Goodwill's fair value exceeded its carrying value; therefore, no provision for impairment loss has been recorded. No goodwill was acquired or sold in any of the years presented in these Consolidated Financial Statements.

NOTE 8 - UNAMORTIZED DEBT ISSUE COSTS
Unamortized debt issue costs consist of legal, accounting, and filing costs incurred to register the Company's debt securities and commissions paid or accrued on the sale of debt securities. These costs are amortized on a straight-line basis over the period the associated securities are outstanding, generally five years. At December 31, 2004, unamortized debt issue costs consist of:

Costs incurred to register debt securities           $   714,241
Commissions paid on the sale of debt securities        3,832,827
Less: Accumulated Amortization                        (1,875,728)
                                                     -----------
                                                     $ 2,671,340
                                                     ===========

Amortization  expense was $822,862,  $510,924,  and $345,191 for the years ended
December 31, 2004, 2003 and 2002, respectively, and is included in marketing expenses in the accompanying Statements of Operations. Estimated amortization expense for the next five years:

2005 - $804,621            2008 - $349,533
2006 - $722,791            2009 - $173,372
2007 - $621,023

NOTE 9 - BOND HOLDINGS
Bond holdings at year-end consist of-                              2004               2003               2002
                                                                -----------        -----------        -----------
St. Lucie Co., FL Subordinated Revenue Bonds:
         Maturity  7/1/2036                                     $ 2,325,000        $ 2,325,000        $ 2,325,000
         Maturity 10/1/2036                                       2,700,000          2,700,000          2,700,000
Undivided 50% interest sold to investor                          (2,512,500)        (2,512,500)        (2,512,500)
                                                                -----------        -----------        -----------
Net investment in St.Lucie Co., FL bonds                          2,512,500          2,512,500          2,512,500
                                                                -----------        -----------        -----------
Largo, FL Subordinated Revenue bonds:
         Matures 10/1/2033                                        2,500,000          2,500,000              -0-
Undivided interest sold to investors                             (1,225,000)        (1,225,000)             -0-
                                                                -----------        -----------        -----------
Net investment in Largo, FL bonds                                 1,275,000          1,275,000              -0-
                                                                -----------        -----------        -----------
Local Church Bonds, maturing 2003                                      -0-                -0-             58,750
                                                                -----------        -----------        -----------
Cost and fair value of bond holdings                              3,787,500          3,787,500          2,571,250
Accrued interest receivable                                         226,233            213,833            162,912
                                                                -----------        -----------        -----------
                                                                $ 4,013,733        $ 4,001,333        $ 2,734,162
                                                                ===========        ===========        ===========

The bonds are not traded on an exchange; however, management estimates, based on discounted expected cash flows, that the fair value of the individual securities approximates their original cost. Accordingly, no unrealized holding gains or losses have been recorded in 2004, 2003, or 2002.

Proceeds from the sale of undivided interests and the maturity of bonds were $0, $1,283,750, and $2,601,250 for the years ending December 31, 2004, 2003 and
2002, respectively. No realized gains or losses were recognized in any year. The Company uses the specific identification method to determine realized gains and losses.

Tax-free interest income was $329,622, $274,095, and $407,903 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 10 - INCOME TAXES
The net deferred tax (liability) asset in the accompanying balance sheets includes the following components as of December 31:

                                              2004         2003         2002
                                            ---------    ---------    ---------
Deferred tax assets                         $ 296,110    $ 196,917    $ 286,787
Deferred tax liabilities                     (366,467)    (368,360)     (12,554)
                                            ---------    ---------    ---------
Net deferred tax (liability) asset          ($ 70,357)   ($171,443)   $ 274,233
                                            =========    =========    =========

The deferred tax liabilities result from the use of accelerated depreciation methods for property and equipment and from using the installment method for tax accounting. The deferred tax assets result from tax versus financial reporting differences in accounting for allowance for loan losses and from differences in the amortization of debt issue and start-up costs. The Company estimates that future taxable income will be sufficient to realize the deferred tax assets; therefore, no valuation allowance was provided for as of December 31, 2004, 2003, and 2002.

During 2003, the Company's request with the Department of the Treasury to change its tax accounting method for loan fees to approximate its book treatment under SFAS Nos. 65 and 91 was approved. As a result of this change, the Company was able to amend and request refunds from its 2000 and 2001 federal and state tax returns totaling $286,953. $244,336 of the requested refunds was received in 2003 and the remaining $42,617 was received in 2004. In addition, the amended tax returns created a $481,154 federal net operating loss carryforward and an $82,025 state net operating loss carryforward that the Company used to reduce its 2003 income tax liability.

Components of the Company's income tax provision (benefit) for the years ended December 31:

                                2004          2003          2002
                             ---------     ---------     ---------
Current:   Federal           $ 203,501     ($332,464)    $ 108,308
            State               34,558       (25,946)       19,240
Deferred:  Federal             (91,183)      404,711        (2,840)
            State               (9,903)       40,965          (504)
                             ---------     ---------     ---------
                             $ 136,973     $  87,266     $ 124,204
                             =========     =========     =========

Reconciliation of the Company's income tax provision (benefit) rate to statutory federal rates for the years ended December 31:
                                                  2004        2003        2002
                                                ------      ------      ------
Statutory federal rate                            35.0%       35.0%       35.0%
Effect of graduated federal rates                 (1.0%)      (3.1%)      (1.0%)
State taxes, net of federal benefit                3.7%        3.7%        3.7%
Effect of tax-free bond interest income          (17.3%)     (16.5%)     (20.6%)
Other, net                                          .7%       (3.7%)       (.2%)
                                                 -----       -----       -----
Effective tax provision rate                      21.1%       15.4%       16.9%
                                                 =====       =====       =====

Current income taxes payable were $93,232, $36,673 and $106,567 as of December 31, 2004, 2003 and 2002, respectively and is included in "accounts and other payables" in the accompanying balance sheets.

NOTE 11 - CASH CONCENTRATION RISK & RESTRICTED CASH
A cash concentration risk arises when the Company has more cash in a financial institution than is covered by federal deposit insurance. At December 31, 2004, the Company had cash in excess of insured limits totaling $14,891,105.

Included in cash and cash equivalents as of December 31, 2004, 2003 and 2002 is restricted cash of $695,436, $256,573 and $254,645, respectively. The cash is restricted by various financing and bond custody arrangements and cannot be used in the Company's operations.

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

The certificates are not collateralized and no sinking fund is required to fund redemptions at maturity. All of the certificates have been registered with the Securities and Exchange Commission under the Securities Act of 1933. Five year schedule of principal maturities for certificates outstanding at December 31:

Years to Maturity            2004                  2003                 2002
-----------------        ------------          ------------         ------------
On demand & 1 year        $11,948,840           $ 9,672,380         $ 12,588,839
2                          10,803,667             4,862,922              838,115
3                          34,885,514            10,803,667            4,938,456
4                          18,092,276            35,717,731           10,941,275
5+                         36,244,346            18,172,501           35,902,441
                         ------------          ------------         ------------
Total Principal          $111,974,643          $ 79,229,201         $ 65,209,126
                         ============          ============         ============

At December 31, 2004, 2003 and 2002, accrued interest payable was $8,628,514, $5,333,444, and $2,711,256, respectively. Interest rates for certificates outstanding at December 31, 2004 are:

4.0%  -  $1,781,391        7.5% - $ 1,953,422        8.5% - $   379,501
6.25% -  $3,651,845        8.0% - $ 3,854.729        9.0% - $63,781,456
7.0%  -  $  327,953       8.25% - $36,244,346

On April 29, 2003 the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $40,000,000 of its Series E Investor Certificates along with $11,375,000 of its Common Stock. The Registration Statement was approved by the Securities and Exchange Commission on March 26, 2004. Since the approval date, the Company has issued $39,931,209 in new Investor Certificates and $2,129,341 in Common Stock (327,591 shares at $6.50 per share).

On August 27, 2004, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $20,000,000 of its Series F Investor Certificates along with $9,750,000 of its Common Stock. The Securities and Exchange Commission notified the Company that it would not complete a full review of the registration statement. The registration statement became effective on November 1, 2004 and the Company started to sell securities registered in this statement in January, 2005.

NOTE 13 - MORTGAGE PARTICIPATION AGREEMENTS
In 2003, the Company began selling Mortgage Participation ("MP") Agreements. The MP Agreements have not been registered and therefore, are only available to accredited investors. The agreements are collateralized by specific senior housing loans owned by the Company and entitle the investor to a proportionate share of the interest earned on the collateral. Interest is paid monthly to the MP investor after the Company receives interest payments on related the collateralized loans. The agreements have no stated maturity date. Principal payments are made when the Company receives principal payments on the collateralized loans. Losses that the Company may incur on the collateralized loans are shared pro-rata with the MP Agreement holders. The Company has the right but not the obligation to redeem the MP Agreements at any time. The MP Agreement investors do not have the right to sell or repledge their interest in the underlying collateral. Interest expense related to MP Agreements was $627,331 and $325,992 for the years ended December 31, 2004 and 2003, respectively. MP Agreement principal and interest outstanding and related collateral as of December 31, 2004:

                                                            MP Amount               Total Collateral
                                                           Outstanding              Carrying Amount
                                                           -----------              ---------------
Winter Haven, FL senior housing loan; matures 5/1/05
   with two year extensions at the Company's option          $3,766,000                $5,817,035
Garland, TX senior housing loan; matures 12/1/05
   with a one year extension at the Company's option          3,396,500                $6,393,393
                                                            -----------
Total principal outstanding                                   7,162,500
Accrued interest payable                                         57,698
                                                            ------------
                                                             $7,220,198
                                                             ==========

The loans which collateralize the MP Agreements are classified as real estate joint venture investments in the accompanying balance sheets. The total carrying amount is equal to the loan's outstanding principal, plus accrued interest, less deferred loan fees.

In December 2004, MP Agreements collateralized by the Lewisville, TX senior housing facility loan were transferred to MP Agreements collateralized by a senior housing facility in Winter Haven, FL. All of the investors agreed to this transfer.

In January 2005, the Company redeemed $2,250,000 in MP Agreement principal collateralized by the Winter Haven, FL facility.

NOTE 14 - LOAN GUARANTEES
The Company is guarantor on four loans secured by senior housing facilities owned by unrelated non-profit entities. Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require the Company to guarantee the loan as a condition of the extension of the loan by the financial institution. The guarantee is solely limited to amounts drawn under credit facilities and only covers outstanding principal and accrued interest and terminates upon maturity and principal repayment. Only upon an uncured payment default and upon demand by the financial institution would the Company be required to perform under its guarantee obligations. The Company's recourse would be limited to repossession of the underlying collateral and subsequent resale of the facilities. As of December 31, 2004, all loans which had a guarantee were current based on their loan terms. Loan guarantees as of December 31, 2004:

                                              Renewal/                                                 Current               Loan
                                             Origination       Maturity            Maximum            Principal           Guarantee
Location                                        Date             Date             Guarantee          Outstanding          Obligation
--------                                        ----             -----            ---------          -----------          ----------
Fort Pierce, FL                                5/31/04          4/15/05          $ 6,000,000         $ 6,000,000         $    60,000
Fort Pierce, FL                                8/15/04          2/15/05            4,445,000           4,445,000              44,000
Palm Bay, FL                                   12/31/02         12/31/05          13,800,000          12,547,134                 -0-
St. Petersburg, FL                             12/18/04         12/18/05           7,347,300           7,106,540              71,000
                                                                                 -----------         -----------         -----------
                                                                                 $31,592,300         $29,960,655         $   175,000
                                                                                 ===========         ===========         ===========

NOTE 15 - PROFIT SHARING PLAN
During 2001, the Company established a Profit Sharing Plan for its employees. The Plan allows for entry into the plan after one year of service, and immediate vesting of contributed amounts. All contributions were made at the discretion of the Company after approval by the board of directors. For the years ended December 31, 2004, 2003, and 2002 the Company elected to contribute $0, $65,220 and $63,150, respectively. No further contributions are expected as all of the Company's employees were hired by Cornerstone Capital Advisors in 2003.

NOTE 16 - BUILDING MORTGAGE

                                                                                                  2004          2003          2002
                                                                                                --------      --------      --------
Fidelity Bank - collateralized by rental office building                                        $170,655      $180,194      $189,226
   Interest rate equal to "prime + 1.5%",  currently 6.75%;  monthly principal &
   interest  payment of $1,723;  matures  March 1, 2006, at which time a balloon payment of $159,573 is due
Fidelity Bank - collateralized by corporate office building                                      431,714           -0-           -0-
                                                                                                --------      --------      --------
   Interest rate equal to "prime + 1.5%",  currently 6.75%;  monthly principal &
   interest  payment of $3,818;  matures  Sept. 1, 2009, at which time a balloon payment of $340,543 is due
Total principal outstanding at December 31                                                      $602,369      $180,194      $189,226

Interest expense for the years ended December 31                                                $ 23,898      $ 15,784      $ 16,951

Estimated annual principal  payments:  2005 - $26,646;  2006 - $179,609;  2007 -
$19,680; 2008 - $21,050; 2009 - $355,384.

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

In June 2004, the Company's board of directors approved an agreement to dissolve Wellstone Communities, Inc. ("WCI"), a 100%-owned subsidiary. The Company received all of WCI's assets in exchange for its 136,250 shares of WCI Common Stock. The fair value of this transaction was $1,265,268. WCI's assets included $1,046,340 in cash and a real estate mortgage loan with a carrying amount of $218,928. The transaction had no effect on the Company's assets, liabilities, net income, and earnings per common share. WCI filed a Form SB-2 Registration Statement in 2003 and planned to issue preferred stock to expand its specialized loan operations and possibly purchase a bank. The Company determined that it was not feasible to go forward with the registration statement given the proposed financial structure; therefore, $113,473 in registration costs were charged to earnings in the fourth quarter of 2003 and in 2004 WCI was dissolved.

NOTE 19 - EARNINGS PER SHARE
Basic earnings per share have been calculated as follows:

2002              Net Income                                            $612,608
----              Average Common Shares Outstanding                      529,833
                  Earnings per Common Share                                $1.16
2003              Net Income                                            $478,880
----              Average Common Shares Outstanding                      521,782
                  Earnings per Common Share                                $0.92
2004              Net Income                                            $511,367
----              Average Common Shares Outstanding                      713,567
                  Earnings per Common Share                                $0.72

Diluted earnings per share are the same as basic earnings per share because there are no shares of Series A Convertible Preferred Stock outstanding. Other than the Series A Convertible Preferred Stock, there are no other potentially dilutive securities, stock options or warrants outstanding.

NOTE 20 - MAJOR CUSTOMERS
The Company received more than 10% of its total revenue for the year ended December 31, 2004 from the following customers:

                                     Amount        %        Description of Revenue Received
                                     ------        -        -------------------------------
Senior Housing Services, Inc.       $5,727,019    43.5%     Interest and fees from real estate joint
                                                              venture investments
Wellstone Housing Corp.              2,288,028    17.4%     Interest and fees from family housing
                                                              development loans
Sage Living Centers, Inc.            1,490,795    11.3%     Interest and fees from real estate joint
                                    ----------   -----        venture investments
                                    $9,505,842   72.2%
                                    ==========   ====

The major customers are not related parties. Neither organization directly or indirectly controls, is controlled by, or is under common control of the Company. There is not common ownership interest, officers, or directors and the Company does not have the power to direct or significantly influence the management or operating policies of these customers.

On December 31, 2004, Senior Housing Services, Inc purchased the assets and assumed all of Wellstone Housing Corporation's liabilities, which includes the Company's real estate loans.

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

Loan guarantee obligations - Fair value approximates the risk-factored net present value of possible future cash flows related to the specific loan guarantee obligation.

The estimated fair values of the Company's financial instruments at December 31, 2004 are:

                                                Carrying Amount      Fair Value
                                                ---------------      ----------
Financial assets:
  Cash and cash equivalents                      $ 15,162,659       $ 15,162,659
  Bond holdings                                  $  3,787,500       $  3,787,500
Financial liabilities:
  Investor certificates                          $111,974,643       $111,974,643
  Mortgage participations                        $  7,162,500       $  7,162,500
  Building mortgages                             $    602,369       $    602,369
  Capital lease obligation                       $      7,941       $      7,941
  Loan guarantee obligations                     $    175,000       $    175,000