Form 10QSB
period 2005-03-31
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2005-05-16
CIK 1035270

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of March 31, 2005, there were issued and outstanding 813,913 shares of the common stock of the issuer.

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

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Accountant's Review Report                                 F-1

                  Balance Sheets as of March 31, 2005 and 2004               F-2

                  Statements of Operations for the three months
                  ended March 31, 2005 and 2004                              F-3

                  Statements of Changes in Shareholders' Equity
                  for the three months ended March 31, 2005 and 2004         F-4

                  Statements of Cash Flows for the three months
                  ended March 31, 2005 and 2004                              F-5

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

To The Board of Directors
Cornerstone Ministries Investments, Inc.

We have reviewed the accompanying balance sheet of Cornerstone Ministries Investments, Inc. as of March 31, 2005 and the related statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ending March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended December 31, 2004, including the balance sheet as of December 31, 2004 was audited by us and we expressed an unqualified opinion on them in our report dated March 17, 2005, but we have not performed any auditing procedures since that date.


/s/ Robert N. Clemons, CPA, PA

DeLand, Florida
May 9, 2005

CORNERSTONE MINISTRIES INVESTMENTS, INC.
BALANCE SHEETS
As of March 31, 2005 and 2004
                                                                                                  (Consolidated -
                                                                                                   See Note 17)
                                                                                      3/31/2005      3/31/2004
                                                                                    ------------   ------------
ASSETS
Cash and cash equivalents                                                           $ 11,114,985   $  2,654,606
Loans in process                                                                          89,283        170,402
Real estate loans, net                                                                59,520,790     46,939,081
Real estate joint venture investments, net                                            58,661,890     37,150,939
Bond holdings and accrued interest                                                     3,967,583      3,985,667
Property and equipment, net                                                              796,562        860,200
Refundable income taxes                                                                     --           42,617
Goodwill                                                                                 450,997        450,997
Unamortized debt issue costs                                                           2,707,314      1,744,336
Real estate held for investment                                                          340,000        340,000
Other assets                                                                             119,005         21,617
                                                                                    ------------   ------------

TOTAL ASSETS                                                                        $137,768,409   $ 94,360,462
                                                                                    ============   ============


LIABILITIES
Investor certificates and accrued interest                                          $126,611,033   $ 84,149,566
Mortgage participations and accrued interest                                           4,951,948      6,212,142
Accounts and other payables                                                              146,272        232,473
Loan guarantee obligation                                                                131,000           --
Building mortgages                                                                       595,788        177,844
Capital lease obligation                                                                   6,365         12,296
Deferred taxes payable                                                                    56,441        166,257
                                                                                    ------------   ------------

TOTAL LIABILITIES                                                                    132,498,847     90,950,578
                                                                                    ------------   ------------

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, no par
  value; 235,000 shares authorized, no
  shares issued and outstanding                                                             --             --
Common Stock, $0.01 par value; 10 million shares
  authorized; 813,913, 531,528 and 819,351 shares
  issued and outstanding                                                                   8,139          5,315
Paid in capital                                                                        5,083,276      3,297,435
Retained earnings                                                                        178,147        109,951
Treasury stock                                                                              --           (2,817)
                                                                                    ------------   ------------

TOTAL SHAREHOLDERS' EQUITY                                                             5,269,562      3,409,884
                                                                                    ------------   ------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                                               $137,768,409   $ 94,360,462
                                                                                    ============   ============

SEE ACCOMPANYING NOTES                                                                                      F-2

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2005 and 2004
                                                                 (Consolidated -
                                                                    See Note 17)
                                                          2005         2004
                                                       ----------   ----------
REVENUES
Real estate loan and joint venture interest and fees   $3,233,140   $2,697,497
Loan participation and other income                       470,921       98,756
                                                       ----------   ----------

TOTAL REVENUES                                          3,704,061    2,796,253
                                                       ----------   ----------

EXPENSES
Investor interest expense                               2,729,419    1,962,490
Loan loss expense                                          25,000       20,000
Marketing expenses                                        287,569      204,536
Salaries, payroll taxes, and benefits                     378,614      320,220
Operating expenses                                        187,962      158,164
                                                       ----------   ----------

TOTAL EXPENSES                                          3,608,564    2,665,410
                                                       ----------   ----------

Income Before Provision For Income Taxes                   95,497      130,843

Income Tax Provision                                        8,593       22,121
                                                       ----------   ----------

NET INCOME                                             $   86,904   $  108,722
                                                       ==========   ==========

Basic and Diluted Earnings
 per Common Share                                      $     0.11   $     0.21



SEE ACCOMPANYING NOTES                                                       F-3

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended March 31, 2005 and 2004

The statement for the three months ended March 31, 2004 was part of a consolidated financial statement - see Note 17.

                                               COMMON STOCK:
                                       --------------------------      PAID-IN     PREFERRED    RETAINED    TREASURY       TOTAL
                                          SHARES         AMOUNT        CAPITAL       STOCK      EARNINGS      STOCK        EQUITY
                                       -----------    -----------    -----------    -------   -----------   ---------   -----------
BALANCE, DECEMBER 31, 2003                 531,528    $     5,315    $ 3,297,435    $    --   $     1,229   $ (73,248)  $ 3,230,731
Net income                                                                                        108,722                   108,722
Common stock issued                           --             --             --                                                 --
Treasury stock sold (10,836 shares)                                                                            70,431        70,431
                                       -----------    -----------    -----------    -------   -----------   ---------   -----------

BALANCE, MARCH 31, 2004                    531,528    $     5,315    $ 3,297,435    $    --   $   109,951   $  (2,817)  $ 3,409,884
                                       ===========    ===========    ===========    =======   ===========   =========   ===========


BALANCE, DECEMBER 31, 2004                 819,351    $     8,194    $ 5,118,568    $    --   $    91,243   $    --     $ 5,218,005
Net income                                                                                         86,904                    86,904
Common stock issued                           --             --             --                                                 --
Common stock redeemed                       (5,438)           (55)       (35,292)                                           (35,347)
                                       -----------    -----------    -----------    -------   -----------   ---------   -----------

BALANCE, MARCH 31, 2005                    813,913    $     8,139    $ 5,083,276    $    --   $   178,147   $    --     $ 5,269,562
                                       ===========    ===========    ===========    =======   ===========   =========   ===========

SEE ACCOMPANYING NOTES                                                                                                          F-4

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005 and 2004
                                                                                                                     (Consolidated -
                                                                                                                       See Note 17)
                                                                                                    2005                  2004
                                                                                                ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                      $     86,904          $    108,722
Adjustments to reconcile net income to cash
 from operations-
Depreciation and amortization                                                                        255,060               178,748
Changes in-
Loans in process                                                                                     (58,410)              (51,898)
Accrued bond interest, net                                                                            28,300                15,666
Accrued real estate loan/joint venture interest and deferred loan fees                            (1,118,297)             (866,232)
Allowance for loan losses                                                                             25,000                20,000
Deferred taxes                                                                                       (13,916)               (5,186)
Investor and mortgage participation interest payable                                               1,111,803               648,933
Loan guarantee obligations, net of related receivables                                                27,000                  --
Accounts and other payables                                                                          (98,349)              (35,333)
Other assets                                                                                          49,508                (5,804)
                                                                                                ------------          ------------

NET CASH PROVIDED BY OPERATIONS                                                                      294,603                 7,616
                                                                                                ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made                                                                            (7,919,595)           (2,045,317)
Real estate loan principal payments received                                                       3,016,208             3,117,636
Real estate joint venture investments made                                                        (1,499,397)           (1,592,607)
Bonds redeemed or sold                                                                                17,850                  --
Property and equipment purchased                                                                        --                  (3,119)
                                                                                                ------------          ------------

NET CASH USED BY INVESTING ACTIVITIES                                                             (6,384,934)             (523,407)
                                                                                                ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates sold                                                                         5,392,064               363,118
Investor certificates redeemed                                                                      (514,241)           (1,424,047)
Mortgage participation agreements sold                                                               150,000                78,250
Mortgage participation agreements redeemed                                                        (2,400,000)                 --
Debt issue costs paid                                                                               (275,375)             (134,433)
Building mortgage principal payments                                                                  (6,581)               (2,350)
Capital lease principal payments                                                                      (1,576)               (1,336)
Common stock redeemed                                                                                (35,347)                 --
Dividends paid                                                                                      (266,287)             (169,087)
Treasury stock sold                                                                                     --                  70,431
                                                                                                ------------          ------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                   2,042,657            (1,219,454)
                                                                                                ------------          ------------

Net change in cash and cash equivalents                                                           (4,047,674)           (1,735,245)
Cash and cash equivalents at beginning of period                                                  15,162,659             4,389,851
                                                                                                ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $ 11,114,985          $  2,654,606
                                                                                                ============          ============

Supplemental Information-
  Interest paid during the period                                                               $  1,628,506          $  1,311,493
  Income taxes paid during the period                                                           $    105,000          $     62,500
Non-cash transactions-
  Investor certificates matured and re-invested                                                 $    126,412          $       --
  Loan interest financed and included in loan principal                                         $    441,150          $    397,137

SEE ACCOMPANYING NOTES                                                                                                          F-5

                    CORNERSTONE MINISTRIES INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying financial statements include the accounts of Cornerstone Ministries Investments, Inc. ("the Company"). Previously, the Company's financial statements included the accounts of two wholly-owned subsidiaries, Wellstone Communities, Inc. and Wellstone Financial Group, LLC. In June, 2004, the Company dissolved both subsidiaries. See Note 17 for additional disclosures.

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

The Company is guarantor on certain loans secured by senior housing facilities which are owned by non-profit entities. Loan guarantees that originated prior to January 1, 2003 have no obligation recognized in the financial statements. For loan guarantees that were originated or modified on or after January 1, 2003, a loan guarantee obligation is recognized based on the loan guarantees estimated fair value. The Company charges the loan guarantee's fair value to the respective borrower as compensation for the Company's risk and payment is expected within 30 days of the loan guarantee's origination or modification date. Unpaid amounts are classified as "Loan guarantee receivables" in the accompanying balance sheets. Loan guarantee obligations are analyzed at the end of each quarter and if the fair value of the loan guarantee has declined, the carrying amount of the obligation is reduced and credited to earnings.

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

NOTE 2 - PROPERTY AND EQUIPMENT At March 31, property and equipment is composed of:

                                                       2005              2004
                                                    ---------         ---------
Office Condominiums                                 $ 795,034         $ 792,659
Office Computers, Furnishings,
   Software & Equipment                               122,037           123,596
Vehicles                                               30,351            37,730
Capital lease - phone system                           17,710            17,710
Less: Accumulated Depreciation                       (168,570)         (111,495)
                                                    ---------         ---------
Property and equipment, net                         $ 796,562         $ 860,200

Depreciation expense                                $  14,183         $  16,020

NOTE 3 - COMMITMENTS AND RELATED PARTY TRANSACTIONS
Leases:
During 2003, the Company entered into a capital lease for a new telephone system at the Company's headquarters. The lease was recorded at the asset's fair value and is being amortized over three years using the straight-line method. Interest expense is calculated based on the implied interest rate in the lease. The lease payment, including principal, interest and sales tax, is $672 per month. The carrying value of the capitalized lease asset was $5,411 and $11,315 as of March 31, 2005 and 2004, respectively. Amortization expense was $1,476 and $1,476 and interest expense was $307 and $546 for the three months ended March 31, 2005 and 2004, respectively. Future minimum lease payments as of March 31, 2005:

Year                                    Amount
----                                    ------
2005                                     5,648
2006                                     1,256
                                        ------
 Total                                   6,904
Less interest portion                     (539)
                                        ------
Capital lease obligation                $6,365
                                        ======

Loan Commitments:
The Company makes loan commitments in connection with certain real estate loans and joint venture investments that include funding for project development, building construction, renovations, lease-up operations, financed interest and other amounts that the borrower may draw upon in accordance with the loan agreement. For existing loans, the Company has $5,853,596 in approved, unused loan commitments for real estate loans and $3,967,377 for real estate joint venture investments as of March 31, 2005. The Company also has one new approved real estate loan commitment for $1,300,000 as of March 31, 2005 which the company expects to fund in April, 2005.

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

For the three months ended March 31, the Company paid CCA as follows:

                                                       2005               2004
                                                     --------           --------
Management Fees                                      $378,614           $324,222
Loan Origination Fees                                     -0-                -0-
                                                     --------           --------
                                                     $378,614           $324,222
                                                     ========           ========

As of March 31, 2005 and 2004, the Company owed no amounts to CCA under the terms of this agreement. Also, as of March 31, 2005, the Company was owed $72,649 by CCA which represents future management fees advanced by the Company. The advance accrues interest at 10% per annum. The advance is included in "other assets" in the accompanying balance sheets.

Cornerstone Capital Advisors, Inc. - Office Lease
Effective August 1, 2004, the Company and CCA entered into a lease agreement whereby CCA is leasing the Company's corporate office building and office/computer equipment in Cumming, GA. The lease payment is $5,000 per month. The initial lease term ends on August 31, 2005, after which time the lease converts to a month-to-month lease unless CCA notifies the Company of its intent not to renew within 30 days from the end of the initial lease term. The Company's cost basis in the office building and office/computer equipment is approximately $626,000. For the three months ended March 31, 2005, the Company received $15,000 under the lease agreement.

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

During 2003, the Company entered into a service agreement with CDPO for the filing of a SB-2 Registration Statement. The initial $75,000 fee was paid in 2003. In January, 2004, the Company amended the service agreement and paid an additional $25,000 to CDPO for cost over-runs related to the length of time needed for the Company's registration statement to become effective.

In July, 2004, the Company entered into a service agreement with CDPO for the filing of a new SB-2 Registration Statement. $75,000 was paid to CDPO in 2004 under this service agreement. In January 2005, the Company amended the agreement and paid $20,000 to CDPO due to an increase in the time needed to register the securities with various state securities regulators. No amounts were owed to CDPO as of March 31, 2005 and 2004. See Note 12 for additional disclosures on the Company's registration statements.

NOTE 4 - REAL ESTATE LOANS
At March 31, the Company had Real Estate Loans outstanding as follows:

                                                    2005               2004
                                                ------------       ------------
Family housing development loans                $ 36,714,920       $ 26,423,822
Church mortgage loans                              9,169,099         11,631,542
Senior housing mortgage loans                     13,792,638          9,135,836
                                                ------------       ------------
   Total principal                                59,676,657         47,191,200
   Accrued Interest                                  600,391            385,143
   Unearned Loan Fees                                (99,258)          (242,262)
   Allowance for loan losses                        (657,000)          (395,000)
                                                ------------       ------------
   Total Real Estate Loans                      $ 59,520,790       $ 46,939,081
                                                ============       ============

These loans mature as follow: 2005 - $35,353,782; 2006 - $21,412,541; 2007 - $0;
2008 - $0;  2009 - $601,720;  beyond 2009 -  $2,308,614.  Loan  maturity  may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

Based on the terms of the loans, the Company allows borrowers with loans related to certain family housing and church properties to finance interest payments while the properties are in the development and construction phase of operations. For the three months ended March 31, the net interest payments financed were:

                                                         2005           2004
                                                       ---------      ---------
Current year interest financed                         $ 312,903      $ 234,197
Previous years' financed interest received               (48,855)        (3,095)
                                                       ---------      ---------
Net financed interest                                  $ 264,048      $ 231,102
                                                       =========      =========

On March 31, 2005, the Company had significant credit risk concentrations in the following states:

Georgia  - $ 27,786,158
Florida  - $ 14,037,320
Texas    - $ 10,557,078

Impaired loan disclosures for the three months ended March 31:

                                                               2005        2004
                                                             --------     ------
Number of impaired loans                                          1          0
Carrying amount at year end                                  $269,324       N/A
Weighted average investment - year-to-date                   $266,308       N/A
Impaired loan interest income                                $  6,033       N/A

No allowance for specific impaired loan loss has been recorded because the carrying amount of the impaired loan as of March 31, 2005 was less than the present value of the loan's expected future cash flows.

NOTE 5 - REAL ESTATE JOINT VENTURE INVESTMENTS
As of March 31, certain of the Company's mortgage loans on senior housing facilities are classified as real estate joint venture investments, as follows:

Location                                              2005             2004
--------                                          ------------     ------------
McKinney, TX                                      $  4,138,210     $  3,192,665
St. Petersburg, FL                                   4,810,334        3,832,820
Lewisville, TX                                      10,617,954       10,473,304
Garland, TX                                          6,511,957        6,075,255
Chattanooga, TN                                      5,666,188        3,995,123
San Antonio, TX                                     12,322,872        9,922,188
Winter Haven, FL                                     5,942,402              -0-
Bryan, TX                                            3,266,317              -0-
Edmond, OK                                           5,346,201              -0-
                                                  ------------     ------------
Total principal outstanding                         58,622,435       37,491,355
Accrued interest                                       539,269          315,491
Unearned loan fees                                    (499,814)        (655,907)
Allowance for loan losses                                  -0-              -0-
                                                  ------------     ------------
Real estate joint venture investments, net        $ 58,661,890     $ 37,150,939
                                                  ============     ============

These loans  mature as follows:  2005 -  $54,484,225;  2006 -  $4,138,210.  Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

All of the loans, except as noted below, are secured by first or second mortgages. Three facilities are partially secured by the respective non-profit borrower's 100% ownership interest in the Limited Liability Companies ("LLC") which own the properties. The facilities which are owned by the LLC's have a first mortgage from an outside lender securing the property. The location and amount of the loans which are secured in this manner as of March 31, 2005 are as follows:

Lewisville, TX - $ 9,284,620
Bryan, TX      - $ 1,932,984
Edmond, OK     - $ 3,337,251
                 -----------
Total            $14,554,855
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

In March, 2005, the Company received $257,000 in loan participation income from a borrower as a result of the borrower's sale of a senior housing facility in which the Company held a real estate joint venture investment.

All loans accrue interest at 10% per year and except as noted below, `interest-only' payments are received monthly. The original loan terms are for one year with two, one year extensions at the Company's option. The Company charges a 10% loan origination fee which is financed and included in the loan's principal balance.

In accordance with loan terms, the Company allows certain borrowers to finance interest payments while their facilities are in the construction or renovation phase of operations. For the three months ended March 31, the net interest payments financed were as follows:
                                                            2005          2004
                                                          --------      --------
Current year interest financed                            $177,102      $166,035
Previous years' financed interest received                     -0-           -0-
                                                          --------      --------
Net financed interest                                     $177,402      $166,035
                                                          ========      ========

The Company analyzes the underlying operations and collateral of each facility in which there is an outstanding loan by requiring independent appraisals every 12 to 24 months, reviewing loan balances and comparing them to the established loan budgets, and by analyzing income and cash flow statements that are submitted by the borrowers. If it is determined that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a loan, the loan is considered impaired and a loan loss will be recognized to the extent the collateral's fair value is less than the current loan carrying amount. No real estate joint venture investments were considered impaired as of March 31, 2005 and 2004.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES
For the three months ended March 31, 2005 and 2004, a summary of changes in the allowance for loan losses by loan type is as follows:

                                                                               Real Estate
                                                Family           Senior       Joint Venture
                                 Church         Housing         Housing        Investments          Total
                                ----------    ------------    -----------     --------------     -------------
Balance - 12/31/03               $  -0-         $375,000        $   -0-          $   -0-           $375,000
Loan loss expense                   -0-           20,000            -0-              -0-             20,000
Charge-offs                         -0-              -0-            -0-              -0-               -0-
Recoveries                          -0-              -0-            -0-              -0-               -0-
                                ----------    ------------    -----------     --------------     -------------
Balance - 3/31/04                $  -0-         $395,000        $   -0-          $   -0-           $395,000
                                ----------    ------------    -----------     --------------     -------------

Balance -  12/31/04              $  -0-         $632,000        $   -0-          $   -0-           $632,000
Loan loss expense                   -0-           25,000            -0-              -0-             25,000
Charge-offs                         -0-              -0-            -0-              -0-               -0-
Recoveries                          -0-              -0-            -0-              -0-               -0-
Balance - 3/31/05                   -0-              -0-            -0-              -0-               -0-
                                ----------    ------------    -----------     --------------     -------------
                                 $  -0-         $657,000            -0-              -0-           $657,000
                                ----------    ------------    -----------     --------------     -------------

Components of allowance for loan losses at March 31, 2005 and 2004:

                                                          2005            2004
                                                        --------        --------
Collective loan losses-
  Historical experience                                 $    -0-        $    -0-
  Current credit risk assessment                         657,000         395,000
                                                        --------        --------
  Total collective loan losses                           657,000         395,000
Specific impaired loan losses                                -0-             -0-
                                                        --------        --------
Total allowance for loan losses                         $657,000        $395,000
                                                        ========        ========

For the three months ended March 31, 2005 and 2004, the Company charged $25,000 and $20,000, respectively to loan loss expense due to an increase in the family housing loan portfolio's outstanding principal balance.

From April 1, 2004 through December 31, 2004, the Company charged $237,000 to loan loss expense. This charge was due to an increase in the family housing loan portfolio's outstanding loan principal, slower than expected new home sales volumes at three projects, and an increase in the time that it has taken four projects to finish the development phase and start selling homes. These factors have increased the family housing loan portfolio's credit risk as compared to prior years.

The Company has never incurred a loan charge-off; therefore, there is no collective loan loss allowance related to the Company's historical experience.

NOTE 7 - GOODWILL
The Company adopted SFAS 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. Goodwill associated with the Company's acquisition of Presbyterian Investor's Fund, Inc. is carried at $450,997 and is not subject to further amortization. Goodwill is tested for impairment at the end of each year using the present value of expected future cash flows to determine its fair value. At March 31, 2005 and 2004, Goodwill's fair value exceeded its carrying value; therefore, no provision for impairment loss has been recorded. No goodwill was acquired or sold in 2004 or 2005.

NOTE 8 - UNAMORTIZED DEBT ISSUE COSTS
Unamortized debt issue costs consist of legal, accounting, and filing costs incurred to register the Company's debt securities and commissions paid or accrued on the sale of debt securities. These costs are amortized on a straight-line basis over the period the associated securities are outstanding, generally five years. At March 31, 2005, unamortized debt issue costs consist of:

Costs incurred to register debt securities                          $   733,214
Commissions paid on the sale of debt securities                       4,089,644
Less: Accumulated Amortization                                       (2,115,544)
                                                                    -----------
                                                                    $ 2,707,314
                                                                    ===========

Amortization expense was $239,817 and $162,728 for the three months ended March 31, 2005 and 2004, respectively, and is included in marketing expenses in the accompanying Statements of Operations. Estimated amortization expense for the next five years:

4/2005 - 3/2006 - $ 840.041          4/2008 - 3/2009 - $377,562
4/2006 - 3/2007 - $ 762,123          4/2009 - 3/2010 - $132,928
4/2007 - 3/2008 - $594,660

NOTE 9 - BOND HOLDINGS
Bond holdings at March 31 consist of-                    2005           2004
                                                     -----------    -----------
St. Lucie Co., FL Subordinated Revenue Bonds:
         Maturity  7/1/2036                          $ 2,325,000    $ 2,325,000
         Maturity 10/1/2036                            2,700,000      2,700,000
Undivided 50% interest sold to investor               (2,512,500)    (2,512,500)
                                                     -----------    -----------
Net investment in St.Lucie Co., FL bonds               2,512,500      2,512,500
                                                     -----------    -----------
Largo, FL Subordinated Revenue bonds:
            Matures 10/1/2033                          2,465,000      2,500,000
Undivided interest sold to investors                  (1,207,850)    (1,225,000)
                                                     -----------    -----------
Net investment in Largo, FL bonds                      1,257,150      1,275,000
                                                     -----------    -----------
Cost and fair value of bond holdings                   3,769,650      3,787,500
Accrued interest receivable                              197,933        198,197
                                                     -----------    -----------
                                                     $ 3,967,583    $ 3,985,667
                                                     ===========    ===========

The bonds are not traded on an exchange; however, management estimates, based on discounted expected cash flows, that the fair value of the individual securities approximates their original cost. Accordingly, no unrealized holding gains or losses have been recorded for the three months ended March 31, 2005 and 2004.

Net proceeds from the partial maturity of bonds were $17,850 and $0 for the three months ended March 31, 2005 and 2004, respectively. No realized gains or losses were recognized. The Company uses the specific identification method to determine realized gains and losses.

Tax-free interest income was $81,914 and $83,056 for the three months ended March 31, 2005 and 2004, respectively.

NOTE 10 - INCOME TAXES
The net deferred tax (liability) asset in the accompanying balance sheets includes the following components as of March 31:

                                                       2005             2004
                                                     ---------        ---------
Deferred tax assets                                  $ 306,456        $ 203,196
Deferred tax liabilities                              (362,897)        (369,453)
                                                     ---------        ---------
Net deferred tax (liability) asset                   ($ 56,441)       ($166,257)
                                                     =========        =========

The deferred tax liabilities result from the use of accelerated depreciation methods for property and equipment and from using the installment method for tax accounting. The deferred tax assets result from tax versus financial reporting differences in accounting for allowance for loan losses and from differences in the amortization of debt issue and start-up costs. The Company estimates that future taxable income will be sufficient to realize the deferred tax assets; therefore, no valuation allowance was provided for as of March 31, 2005 and 2004.

Components of the Company's income tax provision (benefit) for the three months ended March 31:

                                                     2005                2004
                                                   --------            --------
Current:  Federal                                  $ 17,550            $ 21,835
          State                                       4,959               5,472
Deferred: Federal                                   (12,564)             (4,699)
          State                                      (1,352)               (487)
                                                   --------            --------
                                                   $  8,593            $ 22,121
                                                   ========            ========

Reconciliation of the Company's income tax provision (benefit) rate to statutory federal rates for the three months ended March 31:

                                                          2005           2004
                                                         ------         ------
Statutory federal rate                                     35.0%          35.0%
Effect of graduated federal rates                          (1.0%)         (1.0%)
State taxes, net of federal benefit                         3.7%           3.7%
Effect of tax-free bond interest income                   (29.2%)        (21.6%)
Other, net                                                   .5%            .8%
                                                          -----          -----
Effective tax provision rate                                9.0%          16.9%

Current income taxes payable were $11,991 and $1,480 as of March 31, 2005 and 2004, respectively and is included in "accounts and other payables" in the accompanying balance sheets.

NOTE 11 - CASH CONCENTRATION RISK & RESTRICTED CASH
A cash concentration risk arises when the Company has more cash in a financial institution than is covered by federal deposit insurance. At March 31, 2005, the Company had cash in excess of insured limits totaling $10,746,272.

Included in cash and cash equivalents as of March 31, 2005 and 2004 is restricted cash, as follows:

                                                             2005         2004
                                                           --------     --------
Investor Certificate trustee agreements                    $260,635     $256,980
Mortgage loan compensating balance agreement                427,649          -0-
                                                           --------     --------
                                                           $688,284     $256,980
                                                           ========     ========

Regions Bank is the trustee for certain of the Company's Investor Certificates. Under the terms of the agreements, the Company agreed to place cash into an account which cannot be used in the Company's operations as long as the trustee agreements are in place. The trustee agreements are for renewable one-year terms and the Company can terminate the agreements at any time. In May, 2005 the Company terminated the agreements and is using a new trustee for its Investor Certificates who does not require the Company to have restricted cash on hand as part of the trustee agreements.

In connection with the Company's mortgage loan on its corporate office building, the lender requires that the Company keep an amount on deposit with the lender that is at least equal to the amount of principal outstanding on the loan. The maturity date of the loan is September 1, 2009. Please see Note 15 for additional disclosures related to the mortgage loan.

The Company has an agreement with a financial institution to invest excess funds overnight in a Eurodollar account. Investment positions are settled daily and related interest earnings are included in loan participation and other income in the Statement of Operations. As the investment meets the Company's definition of cash and cash equivalents it is carried as such in the accompanying Balance Sheets.

NOTE 12 - INVESTOR CERTIFICATES
The Company has three types of certificates outstanding:
Access certificates have no stated maturity and are due on demand. The minimum investment amount is $100. The interest rate is determined by the Board of Directors each quarter. The directors may change the rate between quarters if market conditions warrant such a change. The current interest rate is 4%.

Graduated certificates can be redeemed yearly and have a five year maximum maturity. The minimum investment amount is $500. The interest rate increases based on the length of time that the certificate is outstanding. For certificates sold prior to 2004 the rate starts at 7% and increases .5% for each year the certificate is outstanding with a 9% maximum rate. Certificates (Series E and F) sold after 2003 have an initial interest rate of 6.25% and increase .5% for each year the certificate is outstanding with an 8.25% maximum rate.

Five year certificates have a five year maturity and a $500 minimum investment. The interest rate is 9% for certificates sold prior to 2004 and 8.25% for certificates (Series E and F) sold after 2003.

The certificates are not collateralized and no sinking fund is required to fund redemptions at maturity. All of the certificates have been registered with the Securities and Exchange Commission under the Securities Act of 1933.
Five year schedule of principal maturities for certificates outstanding at March 31:

Years to Maturity                           2005                       2004
-----------------                       ------------               ------------
On demand & 1 year                       $22,634,834                $ 8,623,950
2                                         14,624,585                  4,862,922
3                                         30,664,131                 10,803,667
4                                          7,738,300                 35,705,732
5+                                        41,190,616                 18,172,001
                                        ------------               ------------
Total Principal                         $116,852,466               $ 78,168,272
                                        ============               ============


At March 31, 2005 and 2004, accrued interest payable was $9,758,567 and Years to Maturity

Interest rates for certificates outstanding at March 31, 2005 are:

4.00% -   $1,731,323       8.00% -    $ 4,198,095        9.00% -   $63,830,683
6.25% -   $4,003,167       8.25% -    $41,190,616
7.50% -   $  501,653       8.50% -    $ 1,396,929

On April 29, 2003 the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $40,000,000 of its Series E Investor Certificates along with $11,375,000 of its Common Stock. The Registration Statement was approved by the Securities and Exchange Commission on March 26, 2004. From April 2004 through December 2004, the Company issued $39,931,209 in Series E Investor Certificates and $2,129,341 in Common Stock (327,591 shares at $6.50 per share).

On August 27, 2004, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $20,000,000 of its Series F Investor Certificates along with $9,750,000 of its Common Stock. The Securities and Exchange Commission notified the Company that it would not complete a full review of the registration statement. The registration statement became effective on November 1, 2004 and the Company started to sell securities registered in this statement in January, 2005. For the three months ended March 31, 2005, the Company sold $5,393,127 in Series F Investor Certificates and no Common Stock.

NOTE 13 - MORTGAGE PARTICIPATION AGREEMENTS
In 2003, the Company began selling Mortgage Participation ("MP") Agreements. The MP Agreements have not been registered and therefore, are only available to accredited investors. The agreements are collateralized by specific senior housing loans owned by the Company and entitle the investor to a proportionate share of the interest earned on the collateral. Interest is paid monthly to the MP investors after the Company receives interest payments on the related collateralized loans. The agreements have no stated maturity date. Principal payments are made when the Company receives principal payments on the collateralized loans. Losses that the Company may incur on the collateralized loans are shared pro-rata with the MP Agreement holders. The Company has the right but not the obligation to redeem the MP Agreements at any time. The MP Agreement investors do not have the right to sell or repledge their interest in the underlying collateral. Interest expense related to MP Agreements was $134,630 and $153,755 for the three months ended December 31, 2005 and 2004, respectively. MP Agreement principal and interest outstanding and related collateral as of March 31, 2005:

                                                              MP Amount               Total Collateral
                                                              Outstanding              Carrying Amount
                                                              -----------              ---------------
Winter Haven, FL senior housing loan; matures 5/1/05
   with two year extensions at the Company's option           $1,516,000                 $5,967,872
Garland, TX senior housing loan; matures 12/1/05
   with a one year extension at the Company's option           3,396,500                 $6,508,222
                                                              ----------
Total principal outstanding                                    4,912,500
Accrued interest payable                                          39,441
                                                              -----------
                                                              $4,951,948
                                                              ==========

The loans which collateralize the MP Agreements are classified as real estate joint venture investments in the accompanying balance sheets. The total carrying amount is equal to the loan's outstanding principal, plus accrued interest, less deferred loan fees.

NOTE 14 - LOAN GUARANTEES
The Company is guarantor on three loans secured by senior housing facilities owned by unrelated non-profit entities. Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require the Company to guarantee the loan as a condition of the extension of the loan by the financial institution. The guarantee is solely limited to amounts drawn under credit facilities and only covers outstanding principal and accrued interest and terminates upon maturity and principal repayment. Only upon an uncured payment default and upon demand by the financial institution would the Company be required to perform under its guarantee obligations. The Company's recourse would be limited to repossession of the underlying collateral and subsequent resale of the facilities. As of March 31, 2005, all loans which had a guarantee were current based on their loan terms. Loan guarantees as of March 31, 2005:

                                                Renewal/                                               Current               Loan
                                              Origination       Maturity           Maximum            Principal           Guarantee
Location                                         Date             Date            Guarantee          Outstanding          Obligation
--------                                       --------         ---------        -----------         -----------         -----------
Fort Pierce, FL                                5/31/04          4/15/05          $ 6,000,000         $ 6,000,000         $    60,000
Palm Bay, FL                                   12/31/02         12/31/05          13,800,000          12,650,181                 -0-
St. Petersburg, FL                             12/18/04         12/18/05           7,347,300           7,074,440              71,000
                                                                                 -----------         -----------         -----------
                                                                                 $27,147,300         $25,724,621         $   131,000
                                                                                 ===========         ===========         ===========

In February 2005, the Company originated a loan on a facility in Fort Pierce, FL which paid off a loan with an outside bank in which the Company had a loan guarantee. The $44,000 estimated fair value of the guarantee was credited to earnings in the first quarter of 2005.

NOTE 15 - BUILDING MORTGAGES

Building mortgages outstanding at March 31:                                                                 2005              2004
                                                                                                          --------          --------
Fidelity Bank - collateralized by rental office building                                                  $168,139          $177,844
   Interest rate equal to "prime + 1.5%", currently 7%; monthly principal &
   interest payment of $1,723; matures March 1, 2006, at which time a balloon payment of $159,573 is due
Fidelity Bank - collateralized by corporate office building                                                427,649               -0-
                                                                                                          --------          --------
   Interest rate equal to "prime + 1.5%", currently 7%; monthly principal &
   interest payment of $3,818; matures Sept. 1, 2009, at which time a balloon payment of $340,543 is due
Total principal outstanding at March 31                                                                   $595,788          $177,844

Interest expense for the three months ended March 31                                                      $ 10,167          $  3,853
Total carrying value of the mortgage's collateral                                                         $738,483          $232,931

Estimated annual principal  payments:  2005 - $20,065;  2006 - $179,609;  2007 -
$19,680; 2008 - $21,050; 2009 - $355,384.

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

During 2001, as part of the Company's formation and initial capitalization of Wellstone Financial Group, LLC ("WFG"), 500 preferred shares with a value of $500,000 were issued to WFG in return for a 100% ownership interest in WFG. In June 2004, WFG was dissolved and all of the outstanding Series A Convertible Preferred Stock was redeemed from WFG in exchange for the Company's ownership interest in WFG. See Note 17 for additional disclosures on this transaction.

NOTE 17 - DISSOLUTION OF SUBSIDIARIES
In June 2004, the Company's board of directors approved an agreement to dissolve Wellstone Financial Group, LLC ("WFG"), a 100%-owned subsidiary. In exchange for the Company's ownership interest in WFG, the Company redeemed all of the Company's Series A Preferred Stock owned by WFG. The fair value of the Preferred Stock and the Company's ownership interest in WFG were both estimated at $500,000; therefore, no cash was exchanged. As of June 30, 2004, WFG is no longer included in the Company's financial statements. The transaction had no effect on the Company's assets, liabilities, net income and earning per share of common stock. WFG was dissolved because the Company has been unable to retain the type of specialized employees necessary to develop WFG's operations into a long-term profitable venture.

In June 2004, the Company's board of directors approved an agreement to dissolve Wellstone Communities, Inc. ("WCI"), a 100%-owned subsidiary. The Company received all of WCI's assets in exchange for its 136,250 shares of WCI Common Stock. The fair value of this transaction was $1,265,268. WCI's assets included $1,046,340 in cash and a real estate mortgage loan with a carrying amount of $218,928. The transaction had no effect on the Company's assets, liabilities, net income, and earnings per common share. WCI filed a Form SB-2 Registration Statement in 2003 and planned to issue preferred stock to expand its specialized loan operations and possibly purchase a bank. WCI was dissolved because the Company determined that it was not feasible to go forward with the registration statement given the proposed financial structure.

NOTE 18 - EARNINGS PER SHARE
Basic earnings per share for the three months ended March 31 have been calculated as follows:

2004              Net Income                                           $108,722
----              Average Common Shares Outstanding                     531,095
                  Earnings per Common Share                               $0.21
2005              Net Income                                            $86,904
----              Average Common Shares Outstanding                     815,812
                  Earnings per Common Share                               $0.11

Diluted earnings per share are the same as basic earnings per share because there are no shares of Series A Convertible Preferred Stock outstanding. Other than the Series A Convertible Preferred Stock, there are no other potentially dilutive securities, stock options or warrants outstanding.

NOTE 19 - MAJOR CUSTOMERS
The Company received more than 10% of its total revenue for the three months ended March 31, 2005 from the following customers:


                                     Amount         %       Description of Revenue Received
                                     ------      ------     -------------------------------
Senior Housing Services, Inc.      $1,625,590     43.9%     Interest and fees from real estate joint
                                                              venture investments
Wellstone Housing, LLC                680,401     18.4%     Interest and fees from family housing
                                                              development loans
Sage Living Centers, Inc.             565,013     15.2%     Interest and fees from real estate joint
                                   ----------    -----         venture investments
                                   $2,871,004    77.5%
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

On January 1, 2005, Senior Housing Services, Inc formed a single member Limited Liability Company (Wellstone Housing, LLC) and purchased the assets and assumed all of Wellstone Housing Corporation's liabilities, which included the Company's real estate loans. The total combined revenue received from Senior Housing Services, Inc. and Wellstone Housing, LLC was $2,305,991 or 62.3% of the Company's total revenue.

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

Building mortgages and capital lease obligation - Fair value approximates carrying value since stated rates are similar to rates currently available to the Company for debt with similar terms and remaining maturities.

Loan guarantee obligations - Fair value approximates the risk-factored net present value of possible future cash flows related to the specific loan guarantee obligation.

The estimated fair values of the Company's financial instruments at March 31, 2005 are:

                                                Carrying Amount      Fair Value
                                                 ------------       ------------
Financial assets:
  Cash and cash equivalents                      $ 11,114,985       $ 11,114,985
  Bond holdings                                  $  3,769,650       $  3,769,650
Financial liabilities:
  Investor certificates                          $116,852,466       $116,852,466
  Mortgage participations                        $  4,912,500       $  4,912,500
  Building mortgages                             $    595,788       $    595,788
  Capital lease obligation                       $      6,365       $      6,365
  Loan guarantee obligations                     $    131,000       $    131,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Selected financial data.
Please read the following selected financial data in conjunction with the rest of this "Management's Discussion and Analysis or Plan of Operation" and with our financial statements and related notes in this filing.

                                                          Three months ended
                                                              March 31,
                                                     ---------------------------
                                                        2005             2004
                                                     ----------       ----------
Revenues                                             $3,704,061       $2,796,253
                                                     ----------       ----------

Investor interest expense                             2,729,419        1,962,490
Loan loss expense                                        25,000           20,000
Marketing expenses                                      287,569          204,536
Salaries, payroll taxes, benefits                       378,614          320,220
Operating expenses                                      187,962          158,164
                                                     ----------       ----------
Total expenses                                        3,608,564        2,665,410
                                                     ----------       ----------
Operating income                                         95,497          130,843
Income tax provision                                      8,593           22,121
                                                     ----------       ----------
Net income                                           $   86,904       $  108,722
                                                     ==========       ==========

Overview of operations
We have always focused on serving faith-based organizations, mostly churches and their related schools. We also offer specialized programs for church and other non-profit sponsors of senior housing and affordable/moderate income housing programs. Nearly all of our earnings prior to 2001 came from financing church facilities. During the last quarter of 2000, we began to realize revenues from investment in senior and affordable/moderate income housing projects. During the last quarter of 2004, we began to make loans to for-profit sponsors of affordable and low-income housing projects. Less than 2% of our assets are invested with for-profit sponsors and even though this percentage may increase in the future, it will remain a small part of our loan portfolio. We generate revenue from:

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

Comparison of Periods Ended March 31, 2004 and March 31, 2005
General. Assets increased from $94,360,462 at March 31, 2004 to $137,768,409 at March 31, 2005 for an increase of $43,407,947 or 46%. This increase is a result of the sale of Investor Certificates and Mortgage Participations, net of redemptions of $41,201,273 and new common stock issuances, net of retirements of $1,788,665. With the additional net cash from these items and from cash already on hand, we invested in real estate loans and joint venture investments, net of principal payments received, of $34,092,660. Total revenue increased for the three months ended March 31, 2005 by $907,808 or 32% from $2,796,253 in 2004 to $3,704,061 in 2005. Net income for the three months ended March 31, 2005 was $86,904 compared to $108,722 for the same period ended March 31, 2004.

Total real estate loans and joint venture investments outstanding on March 31, 2005 was $118,182,680 compared to $84,090,020 on March 31, 2004 for an increase of $34,092,660 or 41%. This increase is due to sales of Investor Certificates and Mortgage Participation Agreements and the subsequent origination or refinancing of real estate loans and joint venture investments, as follows:

New real estate loan originations                                    $ 7,089,641
Increase in existing loans, net of principal received                  5,492,068
New real estate joint venture investments made                        14,554,920
Increase in existing real estate joint venture investments             6,956,031
                                                                     -----------
                                                                     $34,092,660
                                                                     ===========

All other assets composed primarily of cash, bond holdings, property and equipment, and unamortized debt issue costs were $19,585,729 as of March 31, 2005.

Our cash balance increased $8,460,379 from $2,654,606 on March 31, 2004 to $11,114,985 on March 31, 2005. This increase is due to the large amount of Investor Certificates sold from May 2004 to March 2005. There is normally a lag of two to four months between the receipt of cash from these sales and the investment in new real estate loans and joint venture investments. We expect our cash on hand to decrease from its current level before the end of the current year as we are able to find suitable real estate loans and joint venture investments to invest our cash.

Principal and interest payable on Investor Certificates and Mortgage Participation ("MP") Agreements increased $41,201,273 or 46% from $90,361,708 as of March 31, 2004 to $131,562,981 as of March 31, 2005. In 2003, the Company
filed a registration statement with the Securities and Exchange Commission to sell up to $40,000,000 in additional Investor Certificates and $11,375,000 in Common Stock. The registration statement was approved on March 26, 2004 which allowed us to start selling new Investor Certificates in the second quarter of 2004. Also, another registration statement was filed in August 2004 and became effective in November 2004 which allows us to sell an additional $20,000,000 in Investor Certificates and $9,750,000 in Common Stock. These registrations have allowed us to continue the substantial increase in outstanding certificates and the subsequent investment in new real estate loans and joint venture investments.

Real estate loan and joint venture interest and fees earned. Interest income and fees from real estate loans and joint venture investments for the three months ended March 31 is as follows:


                                                            2005            2004         Increase       %
                                                            ----            ----         --------      ---
                                                         $3,233,140      $2,697,497     $ 535,643      20%

The increase was due to the following:

Increase in average outstanding principal                                               $ 734,663
   ($115,392,648 - 2005; $84,529,125 - 2004)
Increase in weighted average interest rate                                                 27,095
   (9.90% - 2005; 9.77% - 2004)
Change in loan fees recognized                                                           (226,115)
                                                                                        ---------
                                                                                        $ 535,643
                                                                                        =========

The increase in average outstanding principal is due to the addition of 8 new real estate loans and joint venture investments with outstanding principal of $21,644,561 and increases in the weighted average principal outstanding on existing loans of $9,218,962.

Loan participation and other income. For the three months ended March 31, 2005, loan participation and other income increased as follows:

                                              2005          2004         Change
                                            --------      --------      --------
Investment income                           $147,184      $ 91,431      $ 55,753
Loan participation & other                   323,737         7,325       316,412
                                            --------      --------      --------
   Total                                    $470,921      $ 98,756      $372,165
                                            ========      ========      ========

The Company's investment income is from the purchase of tax-free bonds used as permanent financing for projects the Company funded during their development and initial operations and from interest income on the Company's excess cash. The increase in investment income is due to the increase in the Company's excess cash in 2005 versus 2004.

Loan participation and other income increased due to a $257,000 loan participation gain recorded in March, 2005, $44,000 in loan guarantee revenue recognized in February, 2005 (see Note 14 of the "Notes to Financial Statements" for additional disclosures on loan guarantees) and $15,000 in rent revenue received from Cornerstone Capital Advisors for their rent of the corporate office building in Cumming, GA.

Investor interest expense. Investor interest expense for the three months ended March 31, 2005 was $2,729,418, an increase of $766,926 or 39% compared to 2004.
The increase is due to:

Increase in average outstanding certificate principal, including      $ 821,040
 interest payable subject to compounding

   ($119,663,241 - 2005; $81,783,612 - 2004)
 Change in weighted average interest percentage                         (34,989)
   (8.67% - 2005; 8.90% - 2004)
Decrease in average outstanding Mortgage Participation principal
   ($5,385,200 - 2005; $6,150,200 - 2004)                               (19,125)
                                                                      ---------
                                                                      $ 766,926
                                                                      =========

Loan loss expense and allowance for loan losses. For the three months ended March 31, 2005 and 2004, we charged $25,000 and $20,000, respectively to loan loss expense. These charges were due to increases in the family housing development loan portfolio's outstanding principal.

The total allowance for loan losses increased from $395,000 on March 31, 2004 to $657,000 on March 31, 2005. This increase is due to: 1) an increase in the family housing development loan portfolio's outstanding principal ($100,000), and 2) slower than expected new home sales volumes at three projects and an increase in the time that it has taken four projects to finish the development phase and start selling homes ($162,000). These factors have increased the family housing development loan portfolio's relative credit risk as compared to 2004, thus necessitating the increase in our allowance for loan loss balance over the last 12 months.

The allowance for loan loss increases that we made in 2004 and 2005 are classified as collective loan loss allowances. A collective loan loss allowance is recognized when the characteristics of a group of loans indicate that it is probable that a loss exists even though the loss cannot be identified with a specific loan. The allowance for loan losses is reviewed quarterly and increases or decreases will be made based on the results of these reviews.

As of March 31, 2005, one church loan with a carrying amount of $269,324 was considered impaired. As of March 31, 2004, no loans were considered impaired. No specific impaired loan loss allowance has been recorded because the carrying amount of the impaired loan is less than the loan's collateral or the present value of the loan's expected future cash flows.

As of March 31, 2005, allowance for loan losses as a percent of outstanding loan principal by loan type:

                                           Loan Loss       Outstanding
                                           Allowance        Principal        %
                                           ---------      ------------      ---
Family Housing Development Loans           $ 657,000      $ 36,714,920      1.8%
Church Mortgage Loans                          -0-           9,169,099        0%
Senior Housing Mortgage Loans                  -0-          13,792,638        0%
Real Estate Joint Venture Investments          -0-          58,622,435        0%
                                           ---------      ------------      ---
  Total                                    $ 657,000      $118,299,092       .6%
                                           =========      ============      ===

Marketing expenses. Total expenses for the marketing of Investor Certificates for the three months ended March 31, 2005 were $287,569 compared to $204,536 for the same period in 2004. The increase is due to:

                                              2005          2004         Change
                                            --------      --------      --------
Debt issue cost amortization                $239,401      $162,728      $ 76,673
Other marketing costs                         48,168        41,808         6,360
                                            --------      --------      --------
                                            $287,569      $204,536      $ 83,033
                                            ========      ========      ========

Debt issue cost amortization expense increased due to Investor Certificates and Mortgage Participations sold since May, 2004. This expense will continue to increase as new Investor Certificates and Mortgage Participations are sold. Other marketing costs increased due to higher compliance and registration costs which were caused by the increase in Investor Certificates outstanding.

Selling commissions paid to brokers for selling Investor Certificates and Mortgage Participations and costs incurred to register Investor Certificates are paid in cash and charged as an expense over the term of the related debt. The unamortized balance is classified as an asset on the balance sheet as "Unamortized debt issue costs". The balance was $2,707,314 and $1,744,336 as of March 31, 2005 and 2004, respectively.

Operating and personnel expenses. Personnel expenses (salaries, payroll taxes, and benefits) for the three months ended March 31 increased $58,394 or 18% from $320,220 in 2004 to $378,614 in 2005. The increase is due to the Company's growth in operations. Prior to July 1, 2003, employees were paid directly by the Company. On July 1, 2003, Cornerstone Capital Advisors ("CCA") hired all of our employees and has billed us according to the management and advisory agreement that is now in place.

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

Please see Note 3 of the "Notes to Financial Statements" for additional information about our agreement with CCA and for amounts that we have paid to CCA for three month periods ended March 31, 2005 and 2004.

For the three months ended March 31, 2005 and 2004, operating expenses were as follows:

                                                 2005        2004       Change
                                               --------    --------    --------
a) Trust service/paying agent fees             $ 30,950    $ 26,304    $  4,646
b) Audit, accounting & tax services              19,974      19,872         102
c) Depreciation & amortization                   15,658      16,020        (452)
d) Office expenses                                7,123      20,800     (13,677)
e) Legal expenses                                61,839      25,287      36,552
f) Insurance                                      9,484      13,689      (4,205)
g) Other operating expenses                      43,024      36,192       6,832
                                               --------    --------    --------
Total operating expenses                       $187,962    $158,164    $ 29,798
                                               ========    ========    ========

The changes are due to the following:
     a) Trust service/paying agent fees - increased due to the increase in Investor Certificates outstanding.
     b) Audit, accounting & tax services - no material change in services were needed.
     c) Depreciation & amortization - No material fixed asset purchases were made since March 2004; therefore, depreciation and amortization expense stayed basically the same as last year.
     d) Office expenses - The decrease is due to the change in our management contract with CCA. Prior to August, 2004, CMI was responsible for all office costs at our corporate offices. In August 2004, the agreement was changed and as part of the agreement, CCA is now responsible for the ongoing operating costs of the office. Please see Note 3 of the "Notes to Financial Statements" for additional information about our management agreement with CCA.
     e) Legal expenses - Increased due to additional legal fees incurred as a result of the ongoing legal proceeding concerning the Chicago Stock Exchange. Please see Part II, Item 1 for additional information.
     f) Insurance - decreased due to lower premiums on director and officer insurance and property and casualty insurance.
     g) Other operating expenses - increased due to the cost of the March 2005 board meeting. In 2004, the first board meeting of the year was not held until the second quarter so no meeting costs were incurred.

Income tax provision. The income tax provision for the three months ended March 31, 2005 was $8,593 compared to $22,121 for the same period ended March 31. 2004. The net decrease in income taxes is due to a decrease in pre-tax income. The Company's effective tax provision rate was 9.0% and 16.9% for the three months ended March 31, 2005 and 2004, respectively. A reconciliation of the Company's effective tax provision rate to the federal statutory rate is included in the attached "Notes to Financial Statements" (Note 10).

Dividends. No dividends were declared during the three months ended March 31, 2005 or 2004.

Liquidity and Capital Resources
Cash flows from operations. Net cash provided by the Company's operations for the three months ended March 31, 2005 and 2004 was $294,603 and $7,616, respectively. This increase was due to an increase in depreciation and amortization expense, loan guarantee payments received, other assets, and accrued investor certificate interest payable, partially offset by decreases in net income, accounts and other payables, and cash received from loan fees and loan interest.

Investor and mortgage participation interest payable increased $1,111,803 in the first three months of 2005 due to an increase in outstanding debt and because approximately 25% to 30% of the Investor Certificate holders who purchased certificates in 2004 and 2005 have elected to reinvest the interest due to them each year and not receive the interest in cash until maturity.

Included in the 2005 and 2004 changes in accrued real estate loan and joint venture interest and deferred loan fee amounts is $441,150 and $397,137 in interest which was financed as part of loan principal. We receive monthly interest payments on our loans except when the terms of certain loans allow borrowers to finance interest payments while the collateralized property is under development or construction. A summary (by loan type) of the amount of net financed interest for the three months ended March 31, 2005 and 2004 is as follows:

                                                       2005               2004
                                                    ---------          ---------
Family Housing Development                          $ 265,821          $ 193,588
Church Construction                                    (1,773)            37,514
Real Estate Joint Venture                             177,102            166,035
                                                    ---------          ---------
                                                    $ 441,150          $ 397,137
                                                    =========          =========

The amount for 2005 represents interest accrued and financed in 2005, net of payments received in 2005 that were financed in previous years. 2004's amount represents interest accrued and financed in 2004, net of payments received in 2004 that were financed in previous years.

The increase in the family housing net financed interest in 2005 as compared to 2004 is due to: 1) increased loan balances on eight projects which are now in the development phase and are financing their monthly interest, and 2) one new loan addition since March 31, 2004 which is in the development phase of construction. Although the amount of financed interest from these projects will remain fairly high (currently $90,000 to $100,000 per month), the amount of interest financed should decline starting in the third or fourth quarter of 2005 because three or four of these projects should be going into their sales phase and we will begin to receive interest payments in cash.

The Real Estate Joint Venture financed interest in 2005 is for a loan in McKinney, TX ($85,169) and for a loan in Chattanooga, TN ($91,933). The McKinney, TX loan is collateralized by raw land which is being developed for senior housing. We have been financing the interest on this loan since June, 2003. Our other Real Estate Joint Venture Investment loans are collateralized by existing facilities that only needed to be remodeled. Therefore, the period in which the interest is being financed on the McKinney loan is much longer than the other Real Estate Joint Venture Investment loans. Normally, we finance two to six months' of interest on senior housing loans. We anticipate, due to the size of the McKinney project that we will finance interest for another 12 to 24 months. The Chattanooga, TN loan completed its remodeling in 2004 and its lease-up phase has taken longer than anticipated; therefore, we have capitalized their interest in 2005. We are analyzing and watching this loan closely to ensure that the stabilized value of the property is greater than the loan amount and that we do not have any collectibility issues with this loan.

Cash flows from investing activities. For the three months ended March 31, 2005, the Company used $6,384,934 in cash from investing activities which is an increase of $5,861,527 from $523,407 for the three months ended March 31, 2004. The increase was due to an increase in real estate and joint venture loans made in 2005. In the first quarter of 2004 we had no Investor Certificates available for sale so we were unable to originate loans at the same rate that we have been able to since April 2004.

Cash flows from financing activities. For the three months ended March 31, 2005, the Company raised $5,542,064 from the sale of Investor Certificates and Mortgage Participation Agreements. This represents an increase of $5,100,696 from new Investor Certificate and Mortgage Participation sales of $441,368 for the three months ended March 31, 2004. In 2004, we had no registered Investor Certificates for sale during the first three months of the year and were only able to re-sell existing certificates that investors wanted to redeem early. We have been able to sell new Investor Certificates since April 2004 which has caused the increase over last year.

Investor Certificates redeemed for cash decreased from $1,424,047 for the three months ended March 31, 2004 to $514,241 for the three months ended March 31, 2005. This decrease is due to a larger amount of maturities in 2004 versus 2005. Also, in 2004, we had no new Investor Certificates in which maturing certificates could be reinvested; therefore, all of 2004's maturities were paid in cash.

We have $22,634,834 in Investor Certificates coming due or redeemable upon demand in the next 12 months. $10,099,844 of this amount is for graduated certificates, which allow an investor to redeem their certificate each year on the anniversary date of the purchase. Based on our historical experience, we expect that less than 20% of the graduated certificates will be redeemed for cash during the next 12 months. Also, $10,803,668 in five-year bonds will mature in March, 2006. Our historical experience indicates that over 75% of the maturities will be reinvested into new Investor Certificates, but there is no guarantee that this will happen. We will ensure that we have enough cash available to handle these maturities.

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

Item 3. Controls and Procedures

The principal executive officer and the principal financial officer of the small business issuer, Cornerstone Ministries Investments, Inc., have, as of March 31, 2005, evaluated the small business issuer's disclosure controls and procedures, as defined by Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based on their evaluation, they have concluded that those disclosure controls and procedures are designed and implemented effectively to ensure that information required to be disclosed by the small business issuer in the reports that it files or submits under that Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.


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

Based upon the Exchange's position in its December 3, 2004 letter, securities regulators for several states each raised the issue of whether we lawfully offered and sold securities without registration in those states and/or whether our prospectuses and publicly-filed reports were false and misleading, in their reference to Exchange approval for listing. Michigan's Commissioner of Financial and Insurance Services issued Orders of Denial related to our application to register our Series F offering in that state and initiated an enforcement case with a Notice of Opportunity to Show Compliance, to which we have responded. We disagree with the actions taken by Michigan and have administratively appealed its decisions.

On February 4, 2005, the Texas State Securities Board told us that, by February 11, 2005, either we sign an Agreed Cease and Desist Order and pay a $20,000 fine or it would obtain an emergency administrative cease and desist order, without our being represented. We chose to sign the order and we paid the fine. The order is that we "immediately cease and desist from engaging in conduct that is materially misleading or is otherwise likely to deceive the public in connection with the offer for sale of any security in Texas." On April 26, 2005, we consented to entry of a Cease and Desist Order by the Minnesota Commissioner of Commerce that we cease and desist from offering and selling securities in Minnesota until we are in compliance with Minnesota statutes and until the Commissioner's further order. We also agreed to redeem all certificates purchased by Minnesota residents and to pay an $8,000 civil penalty.

As of May 11, 2005, we are not aware that any other state has instituted any formal proceedings on this or any other issue related to any of our securities offerings and we are not a party to any other pending legal proceedings. We are not aware that any of the properties covered by our mortgage loans is subject to any pending legal proceedings or that any government authority is contemplating any legal proceedings involving us or any of those properties, other than described above.

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

Dated: May 11, 2005        Cornerstone Ministries Investments, Inc. (Registrant)


                           By: S/John T. Ottinger
                               -------------------------------------------------
                                 John T. Ottinger
                                 Vice President and Chief Financial Officer