Form 10QSB
period 2005-06-30
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2005-08-15
CIK 1035270

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of June 30, 2005, there were issued and outstanding 819,799 shares of the common stock of the issuer.

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

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Accountant's Review Report                                F-1

                  Balance Sheets as of June 30, 2005 and 2004               F-2

                  Statements of Operations for the three and six months
                  ended June 30, 2005 and 2004                              F-3

                  Statements of Changes in Shareholders' Equity
                  for the three months ended June 30, 2005 and 2004         F-4

                  Statements of Cash Flows for the three months
                  ended June 30, 2005 and 2004                              F-5

                  Notes to Financial Statements                             F-6

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation              3

         Item 3. Controls and Procedures                                    8

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                          8

         Item 2. Changes in Securities and Use of Proceeds                  9

         Item 3. Defaults on Senior Securities                              9

         Item 4. Submission of Matters to a Vote of Security Holders        9

         Item 5. Other Information                                          9

         Item 6. Exhibits and Reports on Form 8-K                           9

Signatures                                                                  9

Certifications - Exhibits 31.1 and 31.2                                     10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Selected financial data.

Please read the following selected financial data in conjunction with the rest of this "Management's Discussion and Analysis or Plan of Operation" and with our financial statements and related notes in this filing.

                                                          Six months ended
                                                              June 30,
                                                  ------------------------------
                                                      2005               2004
                                                  -----------        -----------
Revenues                                          $ 7,261,455        $ 5,809,315
                                                  -----------        -----------

Investor interest expense                           5,558,403          4,125,155
Loan loss expense                                      50,000             30,000
Marketing expenses                                    539,961            460,714
Management/advisory fees                              702,165            629,096
Operating expenses                                    383,199            390,048
                                                  -----------        -----------
Total expenses                                      7,233,728          5,635,013
                                                  -----------        -----------
Operating income                                       27,727            174,302
Income tax provision (benefit)                        (44,271)            11,563
                                                  -----------        -----------
Net income                                        $    71,998        $   162,739
                                                  ===========        ===========

Overview of operations.

We have always focused on serving faith-based organizations, mostly churches and senior housing non-profits. We offer specialized programs for church and other non-profit sponsors of senior housing and affordable/moderate income housing programs. Nearly all of our earnings prior to 2001 came from financing church facilities. During the last quarter of 2000, we began to realize revenues from investment in senior and affordable/moderate income housing projects. During the last quarter of 2004, we began to make loans to for-profit sponsors of affordable and low-income housing projects. Less than 2% of our assets are invested with for-profit sponsors and even though this percentage may increase in the future, it will remain a small part of our loan portfolio. We generate revenue from:

o        interest on loans

o        origination and renewal fees on loans

o        loan participation income

o        interest on securities

We currently charge a 5% to 10% fee on new loans, based upon expected terms, and renewal fees of as much as 5% of the outstanding balance of the renewing loan. Our interest rate on all new loans is currently from 7% to 10%. Some loans are participating loans, which enable us to receive income from the borrower when the borrower sells or refinances (with another lender) the property in which we provided the financing. The participation percentage varies between 25% and 33% of the borrower's gain.

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

Comparison of Periods Ended June 30, 2004 and June 30, 2005

General. Assets increased from $116,432,553 at June 30, 2004 to $144,280,245 at June 30, 2005 for an increase of $27,847,692 or 24%. This increase is a result of the sale of Investor Certificates and Mortgage Participations, net of redemptions of $27,688,641. With the additional net cash from these items and from cash already on hand, we invested in real estate loans and joint venture investments, net of principal payments received, of $37,147,070. Total revenue increased for the three and six months ended June 30, 2005 by $544,332 or 18% and $1,452,140 or 25% to $3,557,394 and $7,261,455, respectively. Net income
(loss) for the three and six months ended June 30, 2005 was ($14,906) and $71,998 compared to $54,017 and $162,739, respectively for the same periods ended June 30, 2004.

Total real estate loans and joint venture investments outstanding on June 30, 2005 was $129,581,852 compared to $92,434,782 on June 30, 2004 for an increase of $37,147,070 or 40%. This increase is due to sales of Investor Certificates and Mortgage Participation Agreements and the subsequent origination or refinancing of real estate loans and joint venture investments, as follows:

New real estate loan originations                                    $16,301,523

Increase in existing loans, net of principal  received                 5,943,437

New real estate joint venture investments made                         7,936,901

Increase in existing real estate joint venture investments             6,965,209
                                                                     -----------
                                                                     $37,147,070
                                                                     ===========

All other assets composed primarily of cash, bond holdings, property and equipment, and unamortized debt issue costs were $14,698,393 as of June 30, 2005.

Our cash balance decreased $9,775,903 from $15,773,663 on June 30, 2004 to $5,997,760 on June 30, 2005. In 2004, our Series E certificates became effective in March and because we had no certificates available for almost 10 months, when Series E became effective, we sold approximately $19,000,000 in certificates in the second quarter of 2004. We were unable to reinvest all of these proceeds by June 30 as it normally takes two to four months to reinvest the cash into real estate loans. In 2005, we have had certificates available for sale all year, which makes it easier to manage our cash levels and reinvest proceeds from our certificate sales.

Principal and interest payable on Investor Certificates and Mortgage Participation ("MP") Agreements increased $27,688,641 or 25% from $110,475,767 as of June 30, 2004 to $138,164,408 as of June 30, 2005. In 2003, the Company
filed a registration statement with the Securities and Exchange Commission to sell up to $40,000,000 in additional Investor Certificates and $11,375,000 in Common Stock. The registration statement was approved on March 26, 2004 which allowed us to start selling new Investor Certificates in the second quarter of 2004. Also, another registration statement was filed in August 2004 and became effective in November 2004 which allows us to sell an additional $20,000,000 in Investor Certificates and $9,750,000 in Common Stock. These registrations have allowed us to continue the substantial increase in outstanding certificates and the subsequent investment in new real estate loans and joint venture investments.

Real estate loan and joint venture interest and fees earned. Interest income and fees from real estate loans and joint venture investments for the three and six months ended June 30 is as follows:

                              2005            2004          Increase         %
                           ----------      ----------      ----------      ----
Three months               $3,358,169      $2,900,850      $  457,319      15.8%
Six months                 $6,591,309      $5,598,347      $  992,962      17.7%

The increase was due to the following:

                                                           Three Months    Six Months
                                                           -----------    -----------
Increase in average outstanding principal                  $   880,530    $ 1,615,193
 (Three Months: $125,759,429 - 2005; $89,725,937 - 2004)
 (Six Months: $120,576,039 - 2005; $87,127,531 - 2004)
Change in weighted average interest rate                       (27,095)           -0-
 (Three Months: 9.73% - 2005; 9.85% - 2004)
 (Six Months: 9.81% - 2005; 9.81% - 2004)
Change in loan fees recognized                                (396,116)      (622,231)
                                                           -----------    -----------
                                                           $   457,319    $   992,962
                                                           ===========    ===========

The increase in average outstanding principal is due to the addition of 10 new real estate loans and joint venture investments with outstanding principal of $24,238,424 and increases in the weighted average principal outstanding on existing loans of $9,210,084. Loan fees recognized decreased because three large loans which we originated in the second half of 2003 and early 2004 had their loan fees fully recognized by early 2005, thus decreasing 2005's revenue as compared to 2004. Two of our new loans that we originated in early 2005 did not have loan fees charged so we were not able to replace this revenue in the first quarter of 2005.

Loan participation and other income. For the three and six months ended June 30, 2005, loan participation and other income increased as follows:

                                               Three Months                                  Six Months
                                  --------------------------------------       --------------------------------------
                                    2005           2004          Change          2005           2004          Change
                                  --------       --------       --------       --------       --------       --------
Investment income                 $117,025       $104,887       $ 12,138       $264,209       $196,318       $ 67,891
Loan participation & other          82,200          7,325         74,875        405,937         14,650        391,287
                                  --------       --------       --------       --------       --------       --------
   Total                          $199,225       $112,212       $ 87,013       $670,146       $210,968       $459,178
                                  ========       ========       ========       ========       ========       ========

The Company's investment income is from the purchase of tax-free bonds used as permanent financing for projects the Company funded during their development and initial operations and from interest income on the Company's excess cash. The increases in investment income are due to an increase in the Company's average excess cash balance on hand and an increase in short-term interest rates. Each contributed to approximately 50% of the increase in 2005 versus 2004.

For the three months ended June 30, the increase in loan participation and other income was due to $60,000 in loan guarantee revenue and $15,000 in rent revenue received from Cornerstone Capital Advisors for their rent of the corporate office building in Cumming, GA during 2005. For the six months ended June 30, the increase is due to $257,000 in loan participation revenue received in March, 2005, $104,000 in loan guarantee revenue (see Note 14 of the "Notes to Financial Statements" for additional disclosures on loan guarantees) and $30,000 in rent revenue received from Cornerstone Capital Advisors.

Investor interest expense. Investor interest expense for the three and six months ended June 30, 2005 was $2,828,984 and $5,558,403, which are increases of $666,319 (31%) and $1,433,248 (35%), respectively compared to 2004. The increases are due to:


                                                                             Three Months           Six Months
                                                                             -----------            -----------
Increase in average outstanding certificate principal, including             $   726,333            $ 1,547,387
 interest payable subject to compounding
  (Three Months: $124,739,706 - 2005; $91,311,352 - 2004)
  (Six Months: $122,201,473 - 2005; $86,547,402 - 2004)
Change in weighted average interest percentage                                   (28,756)               (63,745)
  (Three Months: 8.68% - 2005; 8.80% - 2004)
  (Six Months: 8.68% - 2005; 8.82% - 2004)
Decrease in average outstanding Mortgage Participation principal
  (Three Months: $4,912,120 - 2005; $6,162,500 - 2004)
  (Six Months; $5,148,660 - 2005; $6,156,340 - 2004)                             (31,258)           ($   50,384)
                                                                             -----------            -----------
                                                                             $   666,319            $ 1,433,248
                                                                             ===========            ===========

Loan loss expense and allowance for loan losses. We charged $25,000 and $10,000 for the three months and $50,000 and $30,000 for the six months ended June 30, 2005 and 2004, respectively to loan loss expense. These charges were due to increases in the family housing development loan portfolio's outstanding principal.

The total allowance for loan losses increased from $405,000 on June 30, 2004 to $682,000 on June 30, 2005. This increase is due to: 1) an increase in the family housing development loan portfolio's outstanding principal ($125,000), and 2) slower than expected new home sales volumes at three projects and an increase in the time that it has taken four projects to finish the development phase and start selling homes ($152,000). These factors have increased the family housing development loan portfolio's relative credit risk as compared to 2004, thus necessitating the increase in our allowance for loan loss balance over the last 12 months. The collateral for the family housing loans includes a guarantee from a non-profit company pledging up to $5,700,000 of net proceeds from the sale of senior housing communities which are expected to be realized by September 30, 2005.

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

As of June 30, 2005, two church loans with a total carrying amount of $1,909,011 were considered impaired. As of June 30, 2004, one church loan with a carrying amount of $1,646,353 was considered impaired. No specific impaired loan loss allowance has been recorded because the carrying amounts of the impaired loans are less than the loan's collateral or the present value of the loans expected future cash flows.

As of June 30, 2005, allowance for loan losses as a percent of outstanding loan principal by loan type:

                                             Loan Loss     Outstanding
                                             Allowance      Principal       %
                                           ----------     -------------    ----
Family Housing Development Loans           $ 682,000       $ 40,750,848    1.7%
Church Mortgage Loans                           -0-           9,163,395      0%
Senior Housing Mortgage Loans                   -0-          13,861,474      0%
Real Estate Joint Venture Investments           -0-          59,673,803      0%
                                           ----------     -------------    ----
  Total                                    $ 682,000      $ 129,449,520     .5%
                                           ==========     =============    ====

Marketing expenses. Total expenses for the marketing of Investor Certificates for the three and six months ended June 30, 2005 were $252,392 and $539,961 compared to $256,178 and $460,714 for the same periods in 2004. The changes are due to:


                                                  Three Months                                      Six Months
                                  ------------------------------------------        ----------------------------------------
                                     2005            2004           Change             2005            2004          Change
                                  ---------       ---------        ---------        ---------       ---------       --------
Debt issue cost amortization      $ 223,716       $ 203,633        $  20,083        $ 463,117       $ 366,361       $ 96,756
Other marketing costs                28,676          52,545          (23,869)          76,844          94,353        (17,509)
                                  ---------       ---------        ---------        ---------       ---------       --------
                                  $ 252,392       $ 256,178        ($  3,786)       $ 539,961       $ 460,714       $ 79,247
                                  =========       =========        =========        =========       =========       ========


Selling commissions paid to brokers for selling Investor Certificates and Mortgage Participations and costs incurred to register Investor Certificates are paid in cash and charged as an expense over the term of the related debt. The unamortized balance is classified as an asset on the balance sheet as "Unamortized debt issue costs". The balance was $2,801,718 and $2,328,558 as of June 30, 2005 and 2004, respectively.

The increase in debt issue cost amortization for the three and six months ended June 30 are due to an increase in the outstanding Investor Certificates outstanding at June 30, 2005. Other marketing costs have decreased because we are not using marketing consultants in 2005 to help us design programs to sell our Investor Certificates.

Operating and management expenses. Management and advisory expenses for the three and six months ended June 30 increased $14,675 (5%) and $73,069 (12%) from $308,876 and $629,096 in 2004 to $323,551 and $702,165 in 2005, respectively.
The increases are due to the Company's growth in revenues in 2005.

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

Please see Note 3 of the "Notes to Financial Statements" for additional information about our agreement with CCA and for amounts that we have paid to CCA for the three and six month periods ended June 30, 2005 and 2004.

For the three and six months ended June 30, 2005 and 2004, operating expenses were as follows:

                                         2005            2004           Change
                                       --------        --------        --------
Three Months Ended                     $195,237        $231,884        ($36,647)
Six Months Ended                       $383,199        $390,048        ($ 6,849)

For the three and six months ended June 30, 2005 and 2004 the decreases are due to:

                                  Three Months         Six Months
                                  ------------         ----------
Consulting Expenses               $   (48,106)         $ (63,472)
Legal Expenses                         39,537             78,875
Appraisal Costs                       (25,257)           (26,208)
Other                                  (2,821)            (3,956)
                                  ------------         ----------
                                  $   (36,647)         $  (6,849)
                                  ============         ==========

Consulting expenses decreased because in 2004, we used consultants to identify new markets for us in the African-American church community. We have not used consultants for any material projects in 2005. Legal costs have increased as a result of the ongoing legal proceedings concerning the Chicago Stock Exchange. Please see Part II, Item 1 for additional information on this issue. Appraisal costs decreased because in the second quarter of 2004, we ordered new appraisals on a number of properties which serve as collateral on senior housing and church loans. We have not ordered any new appraisals in 2005. Other costs have not materially changed in 2005 as compared to 2004.

Income tax provision (benefit). The income tax provision (benefit) for the three and six months ended June 30, 2005 was ($52,864) and ($44,271), respectively compared to ($10,558) and $11,563, respectively for the same periods ended June
30. 2004. The net decrease in income taxes is due to a decrease in pre-tax income. The Company's effective tax provision rate was (78.0%) and (24.3%) for the three months and (159.7%) and 6.6% for the six months ended June 30, 2005 and 2004, respectively. A reconciliation of the Company's effective tax provision rate to the federal statutory rate is included in the attached "Notes to Financial Statements" (Note 10).

Dividends. Dividends of $211,143 and $155,066 were declared on June 30, 2005 and 2004 and paid in the following month.

Liquidity and Capital Resources

Cash flows from operations. Net cash provided by the Company's operations for the six months ended June 30, 2005 and 2004 was $808,093 and $397,339, respectively. The increase in 2005 was due to an increase in depreciation and amortization expense, an increase in accrued investor certificate interest payable, an increase in cash received from loan fees and interest and a decrease in other assets, partially offset by decreases in net income, accounts and other payables, and an increase in loans in progress.

Investor and mortgage participation interest payable increased $2,362,868 in the first six months of 2005 due to an increase in outstanding debt and because approximately 25% to 30% of the Investor Certificate holders who purchased certificates in 2004 and 2005 have elected to reinvest the interest due to them each year and not receive the interest in cash until maturity.

Included in the 2005 and 2004 changes in accrued real estate loan and joint venture interest and deferred loan fee amounts is $768,254 and $782,529 in interest which was financed as part of loan principal. We receive monthly interest payments on our loans except when the terms of certain loans allow borrowers to finance interest payments while the collateralized property is under development or construction. A summary (by loan type) of the amount of net financed interest for the six months ended June 30, 2005 and 2004 is as follows:

                                                       2005               2004
                                                    ---------          ---------
Family Housing Development                          $ 504,582          $ 496,082
Church Construction                                    (3,819)            39,601
Real Estate Joint Venture                             267,491            246,846
                                                    ---------          ---------
                                                    $ 768,254          $ 782,529
                                                    =========          =========

The amount for 2005 represents interest accrued and financed in 2005, net of payments received in 2005 that were financed in previous years. 2004's amount represents interest accrued and financed in 2004, net of payments received in 2004 that were financed in previous years.

The increase in the family housing net financed interest in 2005 as compared to 2004 is due to: 1) increased loan balances on six projects which are now in the development phase and are financing their monthly interest, and 2) one new loan addition since June 30, 2004 which is in the development phase of construction. Although the amount of financed interest from these projects will remain fairly high (currently $80,000 to $90,000 per month), the amount of interest financed should decline starting in the third or fourth quarter of 2005 because two or three of these projects should be going into their sales phase and we will begin to receive interest payments in cash.

The Real Estate Joint Venture financed interest in 2005 is for a loan in McKinney, TX ($175,558) and for a loan in Chattanooga, TN ($91,933). The McKinney, TX loan is collateralized by raw land which is being developed for senior housing. We have been financing the interest on this loan since June, 2003. Our other Real Estate Joint Venture Investment loans are collateralized by existing facilities that only needed to be remodeled. Therefore, the period in which the interest is being financed on the McKinney loan is much longer than the other Real Estate Joint Venture Investment loans. Normally, we finance two to six months' of interest on senior housing loans. We anticipate, due to the size of the McKinney project that we will finance interest for another 12 to 24 months. The Chattanooga, TN loan completed its remodeling in 2004 and its lease-up phase has taken longer than anticipated; therefore, we have capitalized some of their interest in 2005. We are analyzing and watching this loan closely to ensure that the stabilized value of the property is greater than the loan amount and that we do not have any collectibility issues with this loan.

Cash flows from investing activities. For the six months ended June 30, 2005, the Company used $17,076,823 in cash from investing activities which is an increase of $9,276,469 from $7,800,354 for the six months ended June 30, 2004. The increase was due to an increase in real estate and joint venture loans made in 2005. In the first quarter of 2004 we had no Investor Certificates available for sale so we were unable to originate loans at the same rate that we have been able to in 2005.

It is probable that in late September, 2005, that two of our major borrowers will sell their interests in as many as nine senior housing facilities. If this happens, approximately $62,000,000 in senior housing real estate loans and real estate joint venture investments would be received by us as payment on our existing loans and investments. We are actively seeking alternative loans and investments in which to invest these proceeds in anticipation of this deal being finalized.

Cash flows from financing activities. For the six months ended June 30, 2005, the Company raised $11,398,470 from the sale of Investor Certificates and Mortgage Participation Agreements. This represents a decrease of $8,325,994 from new Investor Certificate and Mortgage Participation sales of $19,724,464 for the six months ended June 30, 2004. When Series E became effective in March, 2004, we started selling new certificates for the first time in almost 11 months. Because of this long period of time with no certificates for sale, we experienced a huge demand in the first few months that Series E was on the market in 2004, selling over $19,000,000 in Series E certificates in only three months. Now that we have had certificates on the market for 15 straight months, the demand has decreased to a steady and more manageable level as compared to 2004.

Investor Certificates redeemed for cash decreased from $1,763,292 for the six months ended June 30, 2004 to $1,020,285 for the three months ended June 30, 2005. This decrease is due to a larger amount of maturities in 2004 versus 2005. Also, in the first three months of 2004, we had no new Investor Certificates in which maturing certificates could be reinvested; therefore, all of 2004's maturities during the first three months of the year were paid in cash.

We have $22,611,060 in Investor Certificates coming due or redeemable upon demand in the next 12 months. $10,216,014 of this amount is for graduated certificates, which allow an investor to redeem their certificate each year on the anniversary date of the purchase. Based on our historical experience, we expect that less than 20% of the graduated certificates will be redeemed for cash during the next 12 months. Also, $10,802,768 in five-year bonds will mature in March, 2006.

We are in the process of filing a new registration statement with the Securities and Exchange Commission with approximately $60,000,000 in Series G Investor Certificates available for issuance with terms similar to our Series E and F certificates. If approved, we will offer these new certificates to investors with maturing certificates as a way for them to continue their investment with us. Our historical experience indicates that over 75% of the maturities will be reinvested into new Investor Certificates, but there is no guarantee that this will happen or that there will be certificates available to reinvest in. We will ensure that we have enough cash available to handle these maturities.

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

Item 3. Controls and Procedures

The principal executive officer and the principal financial officer of the small business issuer, Cornerstone Ministries Investments, Inc., have, as of June 30, 2005, evaluated the small business issuer's disclosure controls and procedures, as defined by Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based on their evaluation, they have concluded that those disclosure controls and procedures are designed and implemented effectively to ensure that information required to be disclosed by the small business issuer in the reports that it files or submits under that Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

As of August 10, 2005, we are not aware that any other state has instituted any formal proceedings on this or any other issue related to any of our securities offerings and we are not a party to any other pending legal proceedings. We are not aware that any of the properties covered by our mortgage loans is subject to any pending legal proceedings or that any government authority is contemplating any legal proceedings involving us or any of those properties, other than described above.

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) (1)  Exhibit   32.1,   Certifications   pursuant  to  Section  906  of  the
         Sarbanes-Oxley  Act of 2002.
    (2)  Exhibit 15, Letter on un-audited  interim  financial information.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2005                  Cornerstone Ministries Investments, Inc.
                                        (Registrant)


                                        By: S/John T. Ottinger
                                            ------------------------------------
                                            John T. Ottinger
                                            Vice President and
                                            Chief Financial Officer

To The Board of Directors
Cornerstone Ministries Investments, Inc.

We have reviewed the accompanying balance sheet of Cornerstone Ministries Investments, Inc. as of June 30, 2005 and 2004, and the related statements of operations, changes in shareholder's equity, and cash flows for the three-month and six-moth periods ending June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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


/s/ Robert N. Clemons, CPA, PA

DeLand, Florida
August 8, 2005

CORNERSTONE MINISTRIES INVESTMENTS, INC.
BALANCE SHEETS
As of June 30, 2005 and 2004

                                                                         6/30/2005            6/30/2004
                                                                      -------------        -------------
ASSETS
Cash and cash equivalents                                             $   5,997,760        $  15,773,663
Loan guarantee receivable                                                      --                 60,000
Loans in process                                                            274,019              162,172
Real estate loans, net                                                   69,583,614           47,338,654
Real estate joint venture investments, net                               59,998,238           45,096,128
Bond holdings and accrued interest                                        3,995,883            4,014,667
Property and equipment, net                                                 783,586              847,758
Refundable income taxes                                                       3,778                3,522
Goodwill                                                                    450,997              450,997
Unamortized debt issue costs                                              2,801,718            2,328,558
Real estate held for investment                                             340,000              340,000
Other assets                                                                 50,652               16,434
                                                                      -------------        -------------
TOTAL ASSETS                                                          $ 144,280,245        $ 116,432,553
                                                                      =============        =============


LIABILITIES
Investor certificates and accrued interest                            $ 133,212,335        $ 104,263,625
Mortgage participations and accrued interest                              4,952,073            6,212,142
Accounts and other payables                                                 139,750              230,759
Common dividends payable                                                    211,143              155,066
Loan guarantee obligation                                                    71,000               60,000
Building mortgages                                                          589,540              175,442
Capital lease obligation                                                      4,723               10,904
Deferred taxes payable                                                       19,346              161,701
                                                                      -------------        -------------
TOTAL LIABILITIES                                                       139,199,910          111,269,639
                                                                      -------------        -------------

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, no par
  value; 235,000 shares authorized, no
  shares issued and outstanding                                                --                   --
Common Stock, $0.01 par value; 10 million shares authorized;
  819,799 and 821,499 shares issued and outstanding                           8,198                8,215
Paid in capital                                                           5,120,039            5,145,797
Retained earnings (deficit)                                                 (47,902)               8,902
                                                                      -------------        -------------
TOTAL SHAREHOLDERS' EQUITY                                                5,080,335            5,162,914
                                                                      -------------        -------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                                 $ 144,280,245        $ 116,432,553
                                                                      =============        =============


SEE ACCOMPANYING NOTES                                                       F-2

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2005 and 2004

                                                                 3 Mo. Ended    3 Mo. Ended    6 Mo. Ended    6 Mo. Ended
                                                                  6/30/2005       6/30/2004      6/30/2005      6/30/2004
                                                                 -----------    -----------    -----------    -----------
REVENUES
Real estate loan and joint venture interest and fees             $ 3,358,169    $ 2,900,850    $ 6,591,309    $ 5,598,347
Loan participation and other income                                  199,225        112,212        670,146        210,968
                                                                 -----------    -----------    -----------    -----------

TOTAL REVENUES                                                     3,557,394      3,013,062      7,261,455      5,809,315
                                                                 -----------    -----------    -----------    -----------

EXPENSES
Investor interest expense                                          2,828,984      2,162,665      5,558,403      4,125,155
Loan loss expense                                                     25,000         10,000         50,000         30,000
Marketing expenses                                                   252,392        256,178        539,961        460,714
Management and advisory fees                                         323,551        308,876        702,165        629,096
Operating expenses                                                   195,237        231,884        383,199        390,048
                                                                 -----------    -----------    -----------    -----------

TOTAL EXPENSES                                                     3,625,164      2,969,603      7,233,728      5,635,013
                                                                 -----------    -----------    -----------    -----------

Income (loss) before provision for income taxes                      (67,770)        43,459         27,727        174,302

Income tax (benefit) provision                                       (52,864)       (10,558)       (44,271)        11,563
                                                                 -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                                $   (14,906)   $    54,017    $    71,998    $   162,739
                                                                 ===========    ===========    ===========    ===========

Basic and Diluted Earnings
 per Common Share                                                $     (0.02)   $      0.07    $      0.09    $      0.27


SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REVIEW REPORT                       F-3

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended June 30, 2005 and 2004

                                                                                             RETAINED
                                             COMMON STOCK:           PAID-IN    PREFERRED    EARNINGS     TREASURY      TOTAL
                                        SHARES         AMOUNT        CAPITAL      STOCK      (DEFICIT)      STOCK       EQUITY
                                     -----------    -----------    -----------    ------   -----------    ---------   -----------
BALANCE, DECEMBER 31, 2003               531,528    $     5,315    $ 3,297,435    $   --   $     1,229    $ (73,248)  $ 3,230,731
Net income                                  --             --             --          --       162,739         --         162,739
Dividend declared                           --             --             --          --      (155,066)        --        (155,066)
Common stock issued                      289,971          2,900      1,881,911        --          --           --       1,884,811
Common stock issuance costs                 --             --          (33,549)       --          --           --         (33,549)
Treasury stock sold (11,269 shares)         --             --             --          --          --         73,248        73,248
                                     -----------    -----------    -----------    ------   -----------    ---------   -----------

BALANCE, JUNE 30, 2004                   821,499    $     8,215    $ 5,145,797    $   --   $     8,902    $    --     $ 5,162,914
                                     ===========    ===========    ===========    ======   ===========    =========   ===========


BALANCE, DECEMBER 31, 2004               819,351    $     8,194    $ 5,118,568    $   --   $    91,243    $    --     $ 5,218,005
Net income                                  --             --             --          --        71,998         --          71,998
Dividend declared                           --             --             --          --      (211,143)        --        (211,143)
Common stock issued                       17,864            179        115,937        --          --           --         116,116
Common stock issuance costs                 --             --           (1,440)       --          --           --          (1,440)
Common stock redeemed                    (17,416)          (175)      (113,026)       --          --           --        (113,201)
                                     -----------    -----------    -----------    ------   -----------    ---------   -----------

BALANCE, JUNE 30, 2005                   819,799    $     8,198    $ 5,120,039    $   --   $   (47,902)   $    --     $ 5,080,335
                                     ===========    ===========    ===========    ======   ===========    =========   ===========


SEE ACCOMPANYING NOTES                                                       F-4

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2005 and 2004

                                                                                         2005                 2004
                                                                                    ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $     71,998          $    162,739
Adjustments to reconcile net income to cash
 from operations-
Depreciation and amortization                                                            494,272               398,644
Changes in-
Loans in process                                                                        (243,146)              (43,668)
Accrued bond interest, net                                                                  --                 (13,334)
Accrued real estate loan/joint venture interest and deferred loan fees                (1,853,100)           (1,947,868)
Allowance for loan losses                                                                 50,000                30,000
Deferred taxes                                                                           (51,011)               (9,742)
Refundable income taxes                                                                   (3,778)               39,095
Investor and mortgage participation interest payable                                   2,362,868             1,819,141
Loan guarantee obligations, net of related receivables                                   (33,000)                 --
Accounts and other payables                                                             (104,871)              (37,047)
Other assets                                                                             117,861                  (621)
                                                                                    ------------          ------------

NET CASH PROVIDED BY OPERATIONS                                                          808,093               397,339
                                                                                    ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made                                                               (20,288,673)           (4,496,366)
Real estate loan principal payments received                                           5,656,896             5,509,656
Real estate joint venture investments made                                            (2,460,376)           (8,806,704)
Bonds redeemed or sold                                                                    17,850                  --
Property and equipment purchased                                                          (2,520)               (6,940)
                                                                                    ------------          ------------

NET CASH USED BY INVESTING ACTIVITIES                                                (17,076,823)           (7,800,354)
                                                                                    ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates sold                                                            11,248,470            19,646,214
Investor certificates redeemed                                                        (1,020,285)           (1,763,292)
Mortgage participation agreements sold                                                   150,000                78,250
Mortgage participation agreements redeemed                                            (2,400,000)                 --
Debt issue costs paid                                                                   (593,495)             (922,288)
Building mortgage principal payments                                                     (12,829)               (4,752)
Capital lease principal payments                                                          (3,218)               (2,728)
Common stock issued, net of issuance costs                                               114,676             1,851,262
Common stock redeemed                                                                   (113,201)                 --
Dividends paid                                                                          (266,287)             (169,087)
Treasury stock sold                                                                         --                  73,248
                                                                                    ------------          ------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                       7,103,831            18,786,827
                                                                                    ------------          ------------

Net change in cash and cash equivalents                                               (9,164,899)           11,383,812
Cash and cash equivalents at beginning of period                                      15,162,659             4,389,851
                                                                                    ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  5,997,760          $ 15,773,663
                                                                                    ============          ============

Supplemental Information-
  Interest paid during the period                                                   $  3,217,955          $  2,314,706
  Income taxes paid during the period                                               $    105,000          $     62,500
Non-cash transactions-
  Investor certificates matured and re-invested                                     $    151,412          $       --
  Loan interest financed and included in loan principal                             $    768,254          $    782,529

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

NOTE 2 - PROPERTY AND  EQUIPMENT
At June 30,  property and equipment is composed of:

                                                        2005             2004
                                                     ---------        ---------
Office Condominiums                                  $ 797,554        $ 792,659
Office Computers, Furnishings,
   Software & Equipment                                122,037          121,437
Vehicles                                                30,351           37,730
Capital lease - phone system                            17,710           17,710
Less: Accumulated Depreciation                        (184,066)        (121,778)
                                                     ---------        ---------
Property and equipment, net                          $ 783,586        $ 847,758

Depreciation exp. - three months                     $  15,496        $  16,262
Depreciation exp. - six months                       $  31,154        $  32,282

NOTE 3 - COMMITMENTS AND RELATED PARTY TRANSACTIONS
Leases:
During 2003, the Company entered into a capital lease for a new telephone system at the Company's headquarters. The lease was recorded at the asset's fair value and is being amortized over three years using the straight-line method. Interest expense is calculated based on the implied interest rate in the lease. The lease payment, including principal, interest and sales tax, is $672 per month. The carrying value of the capitalized lease asset was $3,936 and $9,839 as of June 30, 2005 and 2004, respectively. Amortization expense was $1,476 for the three months and $2,952 for the six months ended June 30, 2005 and 2004, respectively. Interest expense was $241 and $491 for the three months and $549 and $1,037 for the six months ended June 30, 2005 and 2004. Future minimum lease payments as of June 30, 2005:

Year                                    Amount
----                                    ------
2005                                     3,766
2006                                     1,256
                                        ------
 Total                                   5,022
Less interest portion                     (299)
                                        ------
Capital lease obligation                $4,723
                                        ======

Loan Commitments:
The Company makes loan commitments in connection with certain real estate loans and joint venture investments that include funding for project development, building construction, renovations, lease-up operations, financed interest and other amounts that the borrower may draw upon in accordance with the loan agreement. For existing loans, the Company has $7,013,143 in approved, unused loan commitments for real estate loans and $6,804,054 for real estate joint venture investments as of June 30, 2005. The Company also has one new approved real estate loan commitment for $790,000 as of June 30, 2005 which the company expects to fund in the third quarter.

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

Effective August 1, 2004, the original agreement was modified so that the Company will pay CCA as follows:

o Management Fee - equal to 10% of the Company's revenues from all sources other than loan fees, loan participations and revenue received from CCA plus 30% of loan participation revenue, payable monthly.

o Loan Origination Fee - equal to 30% of the total loan fee charged by the Company to its borrowers. The fee is generally paid from loan proceeds and reduces deferred loan fees.

For the three and six months ended June 30, the Company paid CCA as follows:

                                     Three Months               Six Months
                                 ---------------------     ---------------------
                                   2005         2004         2005         2004
                                 --------     --------     --------     --------
Management Fees                  $323,551     $335,271     $702,165     $659,493
Loan Origination Fees              65,250          -0-       65,250          -0-
                                 --------     --------     --------     --------
                                 $388,801     $335,271     $767,415     $659,493
                                 ========     ========     ========     ========

As of June 30, 2005 and 2004, the Company owed $976 and $0, respectively to CCA under this agreement.

Cornerstone Capital Advisors, Inc. - Office Lease
Effective August 1, 2004, the Company and CCA entered into a lease agreement whereby CCA is leasing the Company's corporate office building and office/computer equipment in Cumming, GA. The lease payment is $5,000 per month. The initial lease term ends on August 31, 2005, after which time the lease converts to a month-to-month lease unless CCA notifies the Company of its intent not to renew within 30 days from the end of the initial lease term. The Company's cost basis in the office building and office/computer equipment is approximately $628,000. For the three and six months ended June 30, 2005, the Company received $15,000 and $30,000, respectively under the lease agreement.

Cornerstone Direct Public Offerings, LLC
Prior to 2005, the Company contracted with Cornerstone Direct Public Offerings, LLC ("CDPO") to provide legal and administrative services for the filing of SB-2 Registration Statements with the Securities and Exchange Commission. Two of the Company's directors serve on the board of directors of CDPO's majority owner, Foundation for Christian Community Development, Inc. The service fee was $75,000 per filing payable in installments during the filing process. The Company does not intend to use CDPO's services on future filings with the Securities and Exchange Commission.

During 2003, the Company entered into a service agreement with CDPO for the filing of a SB-2 Registration Statement. The initial $75,000 fee was paid in 2003. In January, 2004, the Company amended the service agreement and paid an additional $25,000 to CDPO for cost over-runs related to the length of time needed for the Company's registration statement to become effective.

In July, 2004, the Company entered into a service agreement with CDPO for the filing of a new SB-2 Registration Statement. $75,000 was paid to CDPO in 2004 under this service agreement. In January 2005, the Company amended the agreement and paid $20,000 to CDPO due to an increase in the time needed to register the securities with various state securities regulators. No amounts were owed to CDPO as of June 30, 2005 and 2004. See Note 12 for additional disclosures on the Company's registration statements.

NOTE 4 - REAL ESTATE LOANS
At June 30, the Company had Real Estate Loans outstanding as follows:

                                                    2005               2004
                                                ------------       ------------
Family housing development loans                $ 40,750,848       $ 27,822,341
Church mortgage loans                              9,163,395         10,460,444
Senior housing mortgage loans                     19,861,474          9,219,836
                                                ------------       ------------
   Total principal                                69,775,717         47,502,621
   Accrued Interest                                  667,201            390,570
   Unearned Loan Fees                               (177,304)          (149,537)
   Allowance for loan losses                        (682,000)          (405,000)
                                                ------------       ------------
   Total Real Estate Loans                      $ 69,583,614       $ 47,338,654
                                                ============       ============

These loans mature as follow: 2005 - $38,460,371; 2006 - $28,410,715; 2007 - $0;
2008 - $0;  2009 - $598,063;  beyond 2009 -  $2,306,568.  Loan  maturity  may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

Based on the terms of the loans, the Company allows borrowers with loans related to certain family housing and church properties to finance interest payments while the properties are in the development and construction phase of operations. For the six months ended June 30, the net interest payments financed were:

                                                          2005           2004
                                                       ---------      ---------
Current year interest financed                         $ 601,026      $ 543,737
Previous years' financed interest received              (100,263)        (8,054)
                                                       ---------      ---------
Net financed interest                                  $ 500,763      $ 535,683
                                                       =========      =========

On June 30, 2005, the Company had significant credit risk concentrations in the following states:

Georgia  -  $27,264,495
Florida  -  $20,106,155
Texas    -  $12,001,534

Impaired loan disclosures for the six months ended June 30:

                                                           2005          2004
                                                        ----------    ----------
Number of impaired loans                                         2             1
Carrying amount                                         $1,909,011    $1,646,353
Weighted average investment - year-to-date              $1,871,051    $1,615,304
Impaired loan interest income - current quarter         $   44,756    $   38,849
Impaired loan interest income - year-to-date            $   89,021    $   77,697

No allowance for specific impaired loan loss has been recorded because the carrying amounts of the impaired loans as of June 30, 2005 and 2004 were less than the present value of the loans expected future cash flows.

Included in family housing development loans is one loan which the Company made to a borrower which is considered to be a variable interest entity ("VIE"). The VIE is not consolidated in the Company's financial statements as the Company's financial interest is not expected to absorb the majority of expected losses nor receive the majority of expected residual returns. The Company's loan is a first mortgage loan of $1,114,880 made in June, 2005 to purchase land. The Company's maximum loan commitment is $1,200,000. The VIE is structured as a limited partnership and will develop the property into a low income housing tax credit apartment facility.

NOTE 5 - REAL ESTATE JOINT VENTURE INVESTMENTS
As of June 30, certain of the Company's mortgage loans on senior housing facilities are classified as real estate joint venture investments, as follows:

Location                                              2005             2004
--------                                          ------------     ------------
McKinney, TX                                      $  4,728,599     $  3,883,476
St. Petersburg, FL                                   4,910,334        3,943,320
Lewisville, TX                                      10,617,954       10,533,304
Garland, TX                                          6,526,957        6,110,256
Chattanooga, TN                                      5,685,992        4,439,918
San Antonio, TX                                     12,494,047       10,970,238
Winter Haven, FL                                     5,962,402        5,505,751
Bryan, TX                                            3,266,317              -0-
Edmond, OK                                           5,481,201              -0-
                                                  ------------     ------------
Total principal outstanding                         59,673,803       45,386,263
Accrued interest                                       591,572          371,123
Unearned loan fees                                    (267,137)        (661,258)
Allowance for loan losses                                  -0-              -0-
                                                  ------------     ------------
Real estate joint venture investments, net        $ 59,998,238     $ 45,096,128

These loans mature as follows:  2005 -  $30,579,764;  2006 -  $29,094,039.  Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

All of the loans, except as noted below, are secured by first or second mortgages. Three facilities are partially secured by the respective non-profit borrower's 100% ownership interest in the Limited Liability Companies ("LLC") which own the properties. The facilities which are owned by the LLC's have a first mortgage from an outside lender securing the property. The location and amount of the loans which are secured in this manner as of June 30, 2005 are as follows:

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

In accordance with loan terms, the Company allows certain borrowers to finance interest payments while their facilities are in the construction or renovation phase of operations. For the six months ended June 30, the net interest payments financed were as follows:

                                                            2005          2004
                                                          --------      --------
Current year interest financed                            $267,491      $246,846
Previous years' financed interest received                     -0-           -0-
                                                          --------      --------
Net financed interest                                     $267,491      $246,846
                                                          ========      ========

The Company analyzes the underlying operations and collateral of each facility in which there is an outstanding loan by requiring independent appraisals every 12 to 24 months, reviewing loan balances and comparing them to the established loan budgets, and by analyzing income and cash flow statements that are submitted by the borrowers. If it is determined that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a loan, the loan is considered impaired and a loan loss will be recognized to the extent the collateral's fair value is less than the current loan carrying amount. No real estate joint venture investments were considered impaired as of June 30, 2005 and 2004.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES
For the six months ended June 30, 2005 and 2004, a summary of changes in the allowance for loan losses by loan type is as follows:

                                                                               Real Estate
                                                 Family         Senior        Joint Venture
                                  Church         Housing        Housing        Investments          Total
                                ----------    ------------    -----------     --------------     -------------
Balance - 12/31/03              $  -0-           $375,000        $   -0-            $   -0-          $375,000
Loan loss expense                  -0-             30,000            -0-                -0-            30,000
Charge-offs                        -0-              -0-              -0-                -0-               -0-
Recoveries                         -0-              -0-              -0-                -0-               -0-
                                ----------    ------------    -----------     --------------     -------------
Balance - 6/30/04               $  -0-           $405,000        $   -0-            $   -0-          $405,000
                                ----------    ------------    -----------     --------------     -------------

Balance - 12/31/04              $  -0-           $632,000        $   -0-            $   -0-          $632,000
Loan loss expense                  -0-             50,000            -0-                -0-            50,000
Charge-offs                        -0-              -0-              -0-                -0-               -0-
Recoveries                         -0-              -0-              -0-                -0-               -0-
                                ----------    ------------    -----------     --------------     -------------
Balance - 6/30/05                  -0-           $682,000            -0-                -0-          $682,000
                                ----------    ------------    -----------     --------------     -------------

Components of allowance for loan losses at June 30, 2005 and 2004:

                                                          2005            2004
                                                        --------        --------
Collective loan losses-
  Historical experience                                 $    -0-        $    -0-
  Current credit risk assessment                         682,000         405,000
                                                        --------        --------
  Total collective loan losses                           682,000         405,000
Specific impaired loan losses                                -0-             -0-
                                                        --------        --------
Total allowance for loan losses                         $682,000        $405,000
                                                        ========        ========

Loan loss allowance increases for the three and six months ended June 30, 2005 and 2004 were due to an increase in the family housing loan portfolio's outstanding principal balance. Collateral for the family housing loans includes a guarantee from a non-profit company pledging up to $5,700,000 of net proceeds from the sale of senior housing communities expected to be realized by September 30, 2005.

From July 1, 2004 through December 31, 2004, the Company charged $227,000 to loan loss expense. This charge was due to an increase in the family housing loan portfolio's outstanding loan principal, slower than expected new home sales volumes at three projects, and an increase in the time that it has taken four projects to finish the development phase and start selling homes. These factors have increased the family housing loan portfolio's credit risk as compared to prior years.

The Company has never incurred a loan charge-off; therefore, there is no collective loan loss allowance related to the Company's historical experience.

NOTE 7 - GOODWILL
The Company adopted SFAS 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. Goodwill associated with the Company's acquisition of Presbyterian Investor's Fund, Inc. is carried at $450,997 and is not subject to further amortization. Goodwill is tested for impairment at the end of each year using the present value of expected future cash flows to determine its fair value. At June 30, 2005 and 2004, Goodwill's fair value exceeded its carrying value; therefore, no provision for impairment loss has been recorded. No goodwill was acquired or sold in 2004 or 2005.

NOTE 8 - UNAMORTIZED DEBT ISSUE COSTS
Unamortized debt issue costs consist of legal, accounting, and filing costs incurred to register the Company's debt securities and commissions paid or accrued on the sale of debt securities. These costs are amortized on a straight-line basis over the period the associated securities are outstanding, generally five years. At June 30, 2005, unamortized debt issue costs consist of:

Costs incurred to register debt securities                          $   770,714
Commissions paid on the sale of debt securities                       4,370,680
Less: Accumulated Amortization                                       (2,339,676)
                                                                    -----------
                                                                    $ 2,801,718
                                                                    ===========

Amortization expense was $224,132 and $203,633 for the three months and $463,948 and $366,361 for the six months ended June 30, 2005 and 2004, respectively, and is included in marketing expenses in the accompanying Statements of Operations. Estimated amortization expense for the next five years:

7/2005 - 6/2006 - $910,739          7/2008 - 6/2009 - $396,590
7/2006 - 6/2007 - $798,907          7/2009 - 6/2010 - $142,894
7/2007 - 6/2008 - $552,588

NOTE 9 - BOND HOLDINGS
Bond holdings at June 30 consist of-                     2005           2004
                                                     -----------    -----------
St. Lucie Co., FL Subordinated Revenue Bonds:
         Maturity 7/1/2036                           $ 2,325,000    $ 2,325,000
         Maturity 10/1/2036                            2,700,000      2,700,000
Undivided 50% interest sold to investor               (2,512,500)    (2,512,500)
                                                     -----------    -----------
Net investment in St.Lucie Co., FL bonds               2,512,500      2,512,500
                                                     -----------    -----------
Largo, FL Subordinated Revenue bonds:
            Matures 10/1/2033                          2,465,000      2,500,000
Undivided interest sold to investors                  (1,207,850)    (1,225,000)
                                                     -----------    -----------
Net investment in Largo, FL bonds                      1,257,150      1,275,000
                                                     -----------    -----------
Cost and fair value of bond holdings                   3,769,650      3,787,500
Accrued interest receivable                              226,233        227,167
                                                     -----------    -----------
                                                     $ 3,995,883    $ 4,014,667
                                                     ===========    ===========

The bonds are not traded on an exchange; however, management estimates, based on discounted expected cash flows, that the fair value of the individual securities approximates their original cost. Accordingly, no unrealized holding gains or losses have been recorded for the three and six months ended June 30, 2005 and 2004.

Net proceeds from the partial maturity of bonds were $17,850 and $0 for the six months ended June, 2005 and 2004, respectively. No realized gains or losses were recognized. The Company uses the specific identification method to determine realized gains and losses.

Tax-free interest income was $82,143 and $82,500 for the three months and $164,057 and $165,556 for the six months ended June 30, 2005 and 2004, respectively.

NOTE 10 - INCOME TAXES
The net deferred tax (liability) asset in the accompanying balance sheets includes the following components as of June 30:

                                                        2005             2004
                                                     ---------        ---------
Deferred tax assets                                  $ 338,741        $ 208,753
Deferred tax liabilities                              (358,087)        (370,454)
                                                     ---------        ---------
Net deferred tax (liability) asset                   ($ 19,346)       ($161,701)
                                                     =========        =========

The deferred tax liabilities result from the use of accelerated depreciation methods for property and equipment and from using the installment method for tax accounting. The deferred tax assets result from tax versus financial reporting differences in accounting for allowance for loan losses and from differences in the amortization of debt issue and start-up costs. The Company estimates that future taxable income will be sufficient to realize the deferred tax assets; therefore, no valuation allowance was provided for as of June 30, 2005 and 2004.

Components of the Company's income tax provision (benefit) for the three and six months ended June 30:

                                 Three Months             Six Months
                             --------------------    --------------------
                               2005        2004        2005        2004
                             --------    --------    --------    --------
      Current:  Federal      ($17,550)   ($ 8,159)       $-0-    $ 13.676
                State           1,781       2,157       6,740       7,629
      Deferred: Federal       (35,139)     (4,131)    (47,703)     (8,830)
                State          (1,956)       (425)      3,308)       (912)
                             --------    --------    --------    --------
                             ($52,864)   ($10,558)   ($44,271)   $ 11,563
                             ========    ========    ========    ========

Reconciliation of the Company's income tax provision (benefit) rate to statutory federal rates for the three and six months ended June 30:

                                               Three Months            Six Months
                                             -----------------     -----------------
                                              2005       2004       2005       2004
                                             ------     ------     ------     ------
Statutory federal rate                       (35.0%)     35.0%      35.0%      35.0%
Effect of graduated federal rates              1.0%      (1.0%)     (1.0%)     (1.0%)
State taxes, net of federal benefit           (3.7%)      3.7%       3.7%       3.7%
Effect of tax-free bond interest income      (41.2%)    (64.5%)   (201.1%)    (32.3%)
Other, net                                      .9%       2.5%       3.7%       1.2%
                                             ------     ------     ------     ------
Effective tax provision (benefit) rate       (78.0%)    (24.3%)   (159.7%)      6.6%
                                             =====      =====     ======      =====

NOTE 11 - CASH CONCENTRATION RISK & RESTRICTED CASH
A cash concentration risk arises when the Company has more cash in a financial institution than is covered by federal deposit insurance. At June 30, 2005, the Company had cash in excess of insured limits totaling $5,797,760.

Included in cash and cash equivalents as of June 30, 2005 and 2004 is restricted cash, as follows:

                                                             2005         2004
                                                           --------     --------
Investor Certificate trustee agreements                       $ -0-     $257,516
Mortgage loan compensating balance agreement                423,928          -0-
                                                           --------     --------
                                                           $423,928     $257,516
                                                           ========     ========

Through May, 2005, Regions Bank was the trustee for certain of the Company's Investor Certificates. Under the terms of the agreements, the Company agreed to place cash into an account which could not be used in the Company's operations as long as the trustee agreements were in place. The trustee agreements were for renewable one-year terms and the Company could terminate the agreements at any time. In May, 2005 the Company terminated the agreements and is using a new trustee for its Investor Certificates who does not require the Company to have restricted cash on hand as part of the trustee agreements.

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

Five year certificates have a five year maturity and a $500 minimum investment. The interest rate is 9% for certificates sold prior to 2004 and 8.25% for certificates (Series E and F) sold in 2004 and 2005.

The certificates are not collateralized and no sinking fund is required to fund redemptions at maturity. All of the certificates have been registered with the Securities and Exchange Commission under the Securities Act of 1933. Five year schedule of principal maturities for certificates outstanding at June 30:

 Years to Maturity                               2005                   2004
 -----------------                           ------------           ------------
On demand & 1 year                           $ 22,611,060           $ 15,606,131
2                                              14,622,299             10,803,667
3                                              38,356,881             15,415,539
4                                              16,982,332             38,404,494
5+                                             29,630,256             16,882,292
                                             ------------           ------------
   Total Principal                           $122,202,828           $ 97,112,123
                                             ============           ============


At June 30, 2005 and 2004, accrued interest payable was $11,009,507 and $7,151,502, respectively.

Interest rates for certificates outstanding at June 30, 2005 are:

4.00% - $1,592,279       8.00% - $ 3,639,996       9.00% - $63,781,947
6.25% - $2,205,765       8.25% - $46,612,587
6.75% - $1,949,332       8.50% - $2,420,922

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

On August 27, 2004, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $20,000,000 of its Series F Investor Certificates along with $9,750,000 of its Common Stock. The Securities and Exchange Commission notified the Company that it would not complete a full review of the registration statement and the registration statement became effective on November 1, 2004. The Company started to sell securities registered in this statement in January, 2005. For the six months ended June 30, 2005, the Company sold $11,189,532 in Series F Investor Certificates and $116,116 in Common Stock (17,864 shares at $6.50 per share).

The Company expects to file a new registration statement with the Securities and Exchange Commission during the third or fourth quarter of 2005 with approximately $60,000,000 in Series G Investor Certificates available for issuance. The terms of the Investor Certificates will be similar to the Series E and F certificates.

NOTE 13 - MORTGAGE PARTICIPATION AGREEMENTS
In 2003, the Company began selling Mortgage Participation ("MP") Agreements. The MP Agreements have not been registered and therefore, are only available to accredited investors. The agreements are collateralized by specific senior housing loans owned by the Company and entitle the investor to a proportionate share of the interest earned on the collateral. Interest is paid monthly to the MP investors after the Company receives interest payments on the related collateralized loans. The agreements have no stated maturity date. Principal payments are made when the Company receives principal payments on the collateralized loans. Losses that the Company may incur on the collateralized loans are shared pro-rata with the MP Agreement holders. The Company has the right but not the obligation to redeem the MP Agreements at any time. The MP Agreement investors do not have the right to sell or repledge their interest in the underlying collateral. Interest expense related to MP Agreements was $122,803 and $154,062 for the three months and $257,433 and $307,817 for the six months ended June 30, 2005 and 2004, respectively.

MP Agreement principal and interest outstanding and related collateral as of June 30, 2005:

                                                                  MP Amount           Total Collateral
                                                                 Outstanding          Carrying Amount
                                                                 -----------          ---------------
Winter Haven, FL senior housing loan; matures 5/1/06
   with a one year extension at the Company's option              $1,516,000            $6,011,404
Garland, TX senior housing loan; matures 12/1/05
   with a one year extension at the Company's option               3,396,500            $6,535,736
                                                                  ----------
Total principal outstanding                                        4,912,500
Accrued interest payable                                              39,573
                                                                  ----------
                                                                  $4,952,073
                                                                  ==========

The loans which collateralize the MP Agreements are classified as real estate joint venture investments in the accompanying balance sheets. The total carrying amount is equal to the loan's outstanding principal, plus accrued interest, less deferred loan fees.

NOTE 14 - LOAN GUARANTEES
The Company is guarantor on two loans secured by senior housing facilities owned by unrelated non-profit entities. Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require the Company to guarantee the loan as a condition of the extension of the loan by the financial institution. The guarantee is solely limited to amounts drawn under credit facilities and only covers outstanding principal and accrued interest and terminates upon maturity and principal repayment. Only upon an uncured payment default and upon demand by the financial institution would the Company be required to perform under its guarantee obligations. The Company's recourse would be limited to repossession of the underlying collateral and subsequent resale of the facilities. As of June 30, 2005, all loans which had a guarantee were current based on their loan terms. Loan guarantees as of June 30, 2005:


                     Renewal/                                Current       Loan
                    Origination   Maturity     Maximum      Principal    Guarantee
Location               Date         Date      Guarantee    Outstanding  Obligation
--------               ----         ----      ---------    -----------  ----------
Palm Bay, FL         12/31/02     12/31/05    13,800,000    12,824,462       -0-
St. Petersburg, FL   12/18/04     12/18/05     7,347,300     7,026,290    71,000
                                             -----------   -----------   -------
                                             $21,147,300   $19,850,752   $71,000
                                             ===========   ===========   =======

In February and April of 2005, the Company originated loans on a facility in Fort Pierce, FL which paid off two loans with an outside bank in which the Company had a loan guarantee. The $104,000 estimated fair value of the loan guarantees was credited to earnings in 2005.

NOTE 15 - BUILDING MORTGAGES

Building mortgages outstanding at June 30:                                  2005             2004
                                                                          --------         --------
Fidelity Bank - collateralized by rental office building                  $165,612         $175,442
   Interest rate - 6.25%; monthly principal and interest payment of $1,723; matures March 1, 2006, at which time a balloon
   payment of $159,573 is due
Fidelity Bank - collateralized by corporate office building                423,928              -0-
                                                                          --------         --------
   Interest rate equal to "prime + 1.5%", currently 7.5%; monthly principal & interest payment of $4,069; matures Sept. 1, 2009, at which time a balloon payment of $340,543 is due
Total principal outstanding                                               $589,540         $175,442

Interest expense for the three months ended June 30                       $ 10,874         $  3,802
Interest expense for the six months ended June 30                         $ 21,041         $  7,655
Total carrying value of the mortgage's collateral                         $737,159         $231,355

Estimated annual principal  payments:  2005 - $13,817;  2006 - $179,609;  2007 -
$19,680; 2008 - $21,050; 2009 - $355,384.

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

NOTE 18 - EARNINGS PER SHARE
Basic earnings per share for the three and six months ended June 30 have been calculated as follows:

                                                  Three Months     Six Months
                                                  ------------     ----------
2004       Net Income                             $  54,017         $ 162,739
----
           Average Common Shares Outstanding        709,902           603,085
           Earnings per Common Share              $    0.07         $    0.27
2005       Net Income (Loss)                      $ (14,906)        $  71,998
----
           Average Common Shares Outstanding        815,332           815,809
           Earnings (Loss) per Common Share       $   (0.02)        $    0.09

Diluted earnings per share are the same as basic earnings per share because there are no shares of Series A Convertible Preferred Stock outstanding. Other than the Series A Convertible Preferred Stock, there are no other potentially dilutive securities, stock options or warrants outstanding.

NOTE 19 - MAJOR CUSTOMERS
The Company recorded more than 10% of its total revenue for the six months ended June 30, 2005 from the following customers:

                                    Amount       %        Description of Revenue Received
                                    ------     -----      -------------------------------
Senior Housing Services, Inc.     $3,162,066   43.5%     Interest and fees from real estate joint
                                                           venture investments
Wellstone Housing, LLC             1,386,016   19.1%     Interest and fees from family housing
                                                           development loans
Sage Living Centers, Inc.            907,602   12.5%     Interest and fees from real estate joint
                                  ----------   ----        venture investments
                                  $5,455,684   75.1%
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

On January 1, 2005, Senior Housing Services, Inc formed a single member Limited Liability Company (Wellstone Housing, LLC) and purchased the assets and assumed all of Wellstone Housing Corporation's liabilities, which included the Company's real estate loans. The total combined revenue received from Senior Housing Services, Inc. and Wellstone Housing, LLC for the six months ended June 30, 2005 was $4,548,082 or 62.6% of the Company's total revenue.

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

The estimated fair values of the Company's financial instruments at June 30, 2005 are:

                                                Carrying Amount      Fair Value
                                                ---------------      ----------
Financial assets:
  Cash and cash equivalents                      $  5,997,760       $  5,997,760
  Bond holdings                                  $  3,769,650       $  3,769,650
Financial liabilities:
  Investor certificates                          $122,202,858       $122,202,858
  Mortgage participations                        $  4,912,500       $  4,912,500
  Building mortgages                             $    589,540       $    589,540
  Capital lease obligation                       $      4,723       $      4,723
  Loan guarantee obligations                     $     71,000       $     71,000