Form 10QSB
period 2005-09-30
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2005-11-15
CIK 1035270

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

                                       Or

/_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

                          Commission File No. 333-93475


                    CORNERSTONE MINISTRIES INVESTMENTS, INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Georgia                                       58-2232313
         -------                                       ----------
(State or other jurisdiction               (IRS Employer Identification Number)
of incorporation or organization)


  2450 Atlanta Highway, Suite 904, Cumming, GA                    30040
  --------------------------------------------                    -----
    (Address of principal executive office)                    (Zip Code)

Issuer's telephone number, including area code: (678)-455-1100
                                               ------------------

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

                  Yes X                     No__

As of September 30, 2005, there were issued and outstanding 861,940 shares of the common stock of the issuer.

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

         Item 1. Financial Statements

                  Accountant's Review Report                                    F-1

                  Balance Sheets as of September 30, 2005 and 2004              F-2

                  Statements of Operations for the three and nine months
                  ended September 30, 2005 and 2004                             F-3

                  Statements of Changes in Shareholders' Equity
                  for the nine months ended September 30, 2005 and 2004         F-4

                  Statements of Cash Flows for the nine months
                  ended September 30, 2005 and 2004                             F-5

                  Notes to Financial Statements                                 F-6

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation                  3

         Item 3. Controls and Procedures                                        8

PART II. OTHER INFORMATION
--------------------------

         Item 1. Legal Proceedings                                              8

         Item 2. Changes in Securities and Use of Proceeds                      9

         Item 3. Defaults on Senior Securities                                  9

         Item 4. Submission of Matters to a Vote of Security Holders            9

         Item 5. Other Information                                              10

         Item 6. Exhibits and Reports on Form 8-K                               10

Signatures                                                                      10

Certifications - Exhibits 31.1 and 31.2                                         11

To The Board of Directors
Cornerstone Ministries Investments, Inc.

We have reviewed the accompanying balance sheet of Cornerstone Ministries Investments, Inc. as of September 30, 2005, and the related statements of operations, changes in shareholder's equity, and cash flows for the three-month and nine-moth periods ending September 30, 2005. These interim financial statements are the responsibility of the Company's management.

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

The balance sheet of Cornerstone Ministries Investments, Inc. as of September 30, 2004 and the related statements of operations, changes in shareholder's equity, and cash flows for the three-month and nine-month periods ended September 30, 2004 were reviewed by another accountant, whose report dated October 27, 2004, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Berman Hopkins and Moss, LLP

Winter Park, Florida
November 10, 2005

CORNERSTONE MINISTRIES INVESTMENTS, INC.
BALANCE SHEETS
As of September 30, 2005 and 2004


                                                                    9/30/2005         9/30/2004
                                                                    ---------         ---------
ASSETS
Cash and cash equivalents                                        $   1,303,288      $   9,257,555
Loans in process                                                       663,344            194,755
Real estate loans, net                                              76,811,109         50,443,720
Real estate joint venture investments, net                          61,591,989         59,470,960
Bond holdings and accrued interest                                   5,187,112          3,985,667
Property and equipment, net                                            775,853            828,241
Refundable income taxes                                                  8,228              5,673
Deferred tax asset                                                      56,585               --
Goodwill                                                               450,997            450,997
Unamortized debt issue costs                                         2,754,780          2,621,638
Real estate held for investment                                        340,000            340,000
Other assets                                                            98,607             57,957
                                                                 -------------      -------------
TOTAL ASSETS                                                     $ 150,041,892      $ 127,657,163
                                                                 =============      =============

LIABILITIES
Investor certificates and accrued interest                       $ 138,996,526      $ 115,051,868
Mortgage participations and accrued interest                         4,952,073          6,212,142
Accounts and other payables                                            137,049            115,894
Loan guarantee obligation                                               71,000            104,000
Building mortgages                                                     583,477            608,540
Capital lease obligation                                                 3,013              9,453
Deferred taxes payable                                                    --              150,729
                                                                 -------------      -------------
TOTAL LIABILITIES                                                  144,743,138        122,252,626
                                                                 -------------      -------------

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, no par
  value; 235,000 shares authorized, no
  shares issued and outstanding                                           --                 --
Common Stock, $0.01 par value; 10 million shares authorized;
  861,940 and 853,123 shares issued and outstanding                      8,619              8,531
Paid in capital                                                      5,386,315          5,337,749
Retained earnings (deficit)                                            (96,180)            58,257
                                                                 -------------      -------------
TOTAL SHAREHOLDERS' EQUITY                                           5,298,754          5,404,537
                                                                 -------------      -------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                            $ 150,041,892      $ 127,657,163
                                                                 =============      =============

SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REVIEW REPORT

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2005 and 2004

                                                          3 Mo. Ended      3 Mo. Ended       9 Mo. Ended      9 Mo. Ended
                                                           9/30/2005         9/30/2004         9/30/2005        9/30/2004
                                                           ---------         ---------         ---------        ---------
REVENUES
Real estate loan and joint venture interest and fees     $  3,466,797      $  3,165,898      $ 10,058,106      $  8,764,245
Loan participation and other income                           162,465           135,706           832,611           346,674
                                                         ------------      ------------      ------------      ------------
TOTAL REVENUES                                              3,629,262         3,301,604        10,890,717         9,110,919
                                                         ------------      ------------      ------------      ------------

EXPENSES
Investor interest expense                                   2,974,148         2,502,518         8,532,551         6,627,673
Loan loss expense                                              25,000            20,000            75,000            50,000
Marketing expenses                                            268,581           274,995           808,542           735,709
Management and advisory fees                                  332,707           269,575         1,034,872           898,671
Operating expenses                                            157,485           198,284           540,684           588,332
                                                         ------------      ------------      ------------      ------------
TOTAL EXPENSES                                              3,757,921         3,265,372        10,991,649         8,900,385
                                                         ------------      ------------      ------------      ------------

Income (loss) before income taxes                            (128,659)           36,232          (100,932)          210,534

Income tax benefit                                            (80,381)          (13,123)         (124,652)           (1,560)
                                                         ------------      ------------      ------------      ------------
NET INCOME (LOSS)                                        $    (48,278)     $     49,355      $     23,720      $    212,094
                                                         ============      ============      ============      ============

Basic and Diluted Earnings (Loss)
 per Common Share                                        $      (0.06)     $       0.06      $       0.03      $       0.31


SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REVIEW REPORT

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2005 and 2004

                                                                                        RETAINED
                                          COMMON STOCK:      PAID-IN      PREFERRED     EARNINGS    TREASURY      TOTAL
                                        SHARES     AMOUNT    CAPITAL       STOCK      (DEFICIT)      STOCK       EQUITY

BALANCE, DECEMBER 31, 2003               531,532   $     5,315    $ 3,297,435   $      --      $     1,229   $ (73,248)  $ 3,230,731
Net income                               212,094       212,094
Dividend declared                       (155,066)     (155,066)
Common stock issued                      321,591         3,216      2,087,125     2,090,341
Common stock issuance costs              (46,811)      (46,811)
Treasury stock sold (11,269 shares)       73,248        73,248
                                     -----------   -----------    -----------   -----------    -----------   ---------   -----------

BALANCE, SEPTEMBER 30, 2004              853,123   $     8,531    $ 5,337,749   $      --      $    58,257   $    --     $ 5,404,537
                                     ===========   ===========    ===========   ===========    ===========   =========   ===========

BALANCE, DECEMBER 31, 2004               819,351   $     8,194    $ 5,118,568   $      --      $    91,243   $    --     $ 5,218,005
Net income                                23,720        23,720
Dividend declared                       (211,143)     (211,143)
Common stock issued                       60,812           608        394,670       395,278
Common stock issuance costs               (8,657)       (8,657)
Common stock redeemed                    (18,223)         (183)      (118,266)     (118,449)
                                     -----------   -----------    -----------   -----------    -----------   ---------   -----------
BALANCE, SEPTEMBER 30, 2005              861,940   $     8,619    $ 5,386,315   $      --      $   (96,180)  $    --     $ 5,298,754
                                     ===========   ===========    ===========   ===========    ===========   =========   ===========

SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REVIEW REPORT

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2005 and 2004

                                                                 2005              2004
                                                                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $     23,720      $    212,094
Adjustments to reconcile net income to cash
 from operations-
Depreciation and amortization                                    754,166           640,656
Loss on sale of fixed assets                                        --               2,534
Changes in-
Loans in process                                                (632,471)          (76,251)
Accrued bond interest, net                                        15,704            15,666
Accrued real estate loan/joint venture interest and
 deferred loan fees                                           (2,492,041)       (3,205,309)
Allowance for loan losses                                         75,000            50,000
Deferred taxes                                                  (126,942)          (20,714)
Refundable income taxes                                           (8,228)           36,944
Investor and mortgage participation interest payable           3,712,515         2,726,187
Loan guarantee obligations, net of related receivables           (33,000)             --
Accounts and other payables                                     (107,572)          (47,912)
Other assets                                                      69,513           (42,144)
                                                            ------------      ------------
NET CASH PROVIDED BY OPERATIONS                                1,250,364           291,751
                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made                                       (31,435,690)       (9,100,510)
Real estate loan principal payments received                   9,829,876         7,504,692
Real estate joint venture investments made                    (3,693,644)      (22,443,378)
Real estate joint venture payments received                         --               3,325
Bonds purchased                                               (1,219,290)             --
Bonds redeemed or sold                                            30,600              --
Proceeds from sale of fixed assets                                  --               1,400
Property and equipment purchased                                 (10,917)           (9,915)
                                                            ------------      ------------
NET CASH USED BY INVESTING ACTIVITIES                        (26,499,065)      (24,044,386)
                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates sold                                    16,416,473        31,100,364
Investor certificates redeemed                                (1,753,744)       (3,336,245)
Mortgage participation agreements sold                           150,000            78,250
Mortgage participation agreements redeemed                    (2,400,000)             --
Debt issue costs paid                                           (790,321)       (1,438,822)
Building mortgage proceeds                                          --             440,000
Building mortgage principal payments                             (18,892)          (11,654)
Capital lease principal payments                                  (4,928)           (4,179)
Common stock issued, net of issuance costs                       386,621         2,043,530
Common stock redeemed                                           (118,449)             --
Dividends paid                                                  (477,430)         (324,153)
Treasury stock sold                                                 --              73,248
                                                            ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     11,389,330        28,620,339
                                                            ------------      ------------

Net change in cash and cash equivalents                      (13,859,371)        4,867,704
Cash and cash equivalents at beginning of period              15,162,659         4,389,851
                                                            ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  1,303,288      $  9,257,555
                                                            ============      ============

Supplemental Information-
  Interest paid during the period                           $  4,854,485      $  3,916,963
  Income taxes paid during the period                       $    105,000      $     62,500
Non-cash transactions-
  Investor certificates matured and re-invested             $    151,412      $  3,309,314
  Loan interest financed and included in loan principal     $    966,935      $  1,186,383


SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REVIEW REPORT

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

Real estate loans and real estate loans classified as real estate joint venture investments include unpaid principal and accrued interest balances net of deferred loan fees and unearned discounts, less an allowance for loan losses. Interest income is recognized monthly on the accrual basis in accordance with loan terms. Interest income is recognized on the cash basis for loans with a recorded impairment loss (other than restructured loans) and the possibility of future loss considered remote. If the possibility of future loss is not remote, then interest income is not recognized and interest payments are credited to outstanding loan principal. Loan origination fees are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on non-accrual status. Interest income and loan fees recognized from real estate loans and real estate loans classified as real estate joint venture investments are reported as "Real estate loan and joint venture interest and fees" in the accompanying Statements of Operations.

The Company receives monthly interest payments on its real estate loans and real estate loans classified as real estate joint venture investments except when the terms of a loan allow a borrower to finance interest payments. Interest is financed in the following circumstances:

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

Real estate loans are classified as real estate joint venture investments if the Company participates in a property's residual profits and all of the following exist at the inception of the loan:

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

The allowance for loan losses for real estate loans and real estate loans classified as real estate joint venture investments is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is determined in accordance with SFAS No. 5 (collective loan losses) and SFAS No. 114 (specific impaired loan losses). A collective loan loss is recognized when the characteristics of a group of loans indicate that it is probable that a loss exists even though the loss cannot be identified with a specific loan. The collective loan loss allowance amount is based on observable data that management believes is reflective of the underlying credit losses inherent in the portfolio. The components of this evaluation include trends in the Company's historical loss experience, changes in credit risk and credit quality, credit concentrations, economic conditions, collateral values, and other risks inherent in the portfolio. Specific impaired loan loss allowances are made when it is determined that a loan is impaired and the loan's carrying amount exceeds the present value of estimated future cash flows, or, if the loan is considered collateral dependant, the loan's collateral value. A loan is considered impaired if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan loss and reduced by charge-offs, net of recoveries. Changes in the allowance relating to specific impaired loans are charged or credited to loan loss expense. Loans are charged-off to the extent the loan's carrying amount exceeds the net realizable value of the collateral, with the charge-off occurring when it is likely that the loan is uncollectible and foreclosure will occur.

Bond holdings consist of tax-free local government securities and church bonds. The Company accounts for these investments using SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and classifies the bonds as "available for sale" securities. The bonds are recorded at cost and adjusted for unrealized holding gains and losses. Temporary unrealized holding gains and losses are reported, net of deferred taxes, as a separate component of shareholder's equity until realized. If an unrealized holding loss is judged to be other than temporary, the cost basis of the security is written down to fair value and included in earnings. Discounts or premiums related to the purchase of bonds are amortized as a yield adjustment over the lives of the related bonds.

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

NOTE 2 - PROPERTY AND EQUIPMENT
At September 30, property and equipment is composed of:

                                          2005               2004
                                          ----               ----

Office Condominiums                     $797,554          $795,034
Office Computers, Furnishings,
   Software & Equipment                  127,385           122,037
Vehicles                                  30,351            30,351
Capital lease - phone system              17,710            17,710
Less: Accumulated Depreciation          (197,147)         (136,891)
                                        --------          --------
Property and equipment, net             $775,853          $828,241

Depreciation exp. - three months        $ 16,130          $ 18,558
Depreciation exp. - nine months         $ 47,284          $ 50,840

NOTE 3 - COMMITMENTS AND RELATED PARTY TRANSACTIONS
Leases:

During 2003, the Company entered into a capital lease for a new telephone system at the Company's headquarters. The lease was recorded at the asset's fair value and is being amortized over three years using the straight-line method. Interest expense is calculated based on the implied interest rate in the lease. The lease payment, including principal, interest and sales tax, is $672 per month. The carrying value of the capitalized lease asset was $2,460 and $8,363 as of September 30, 2005 and 2004, respectively. Amortization expense was $1,476 for the three months and $4,427 for the nine months ended September 30, 2005 and 2004. Interest expense was $172 and $432 for the three months and $721 and $1,469 for the nine months ended September 30, 2005 and 2004, respectively. Future minimum lease payments as of September 30, 2005:

Year                                     Amount
----                                     ------
2005                                     1,883
2006                                     1,256
                                        ------
 Total                                   3,139
Less interest portion                     (126)
                                        ------
Capital lease obligation                $3,013

Loan Commitments:

The Company makes loan commitments in connection with certain real estate loans and joint venture investments that include funding for project development, building construction, renovations, lease-up operations, financed interest and other amounts that the borrower may draw upon in accordance with the loan agreement. For existing loans, the Company has $14,502,987 in approved, unused loan commitments for real estate loans and $5,842,201 for real estate joint venture investments as of September 30, 2005. The Company also has three new approved real estate loan commitments totaling $6,900,000 as of September 30, 2005 which the company expects to start funding in the fourth quarter.

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

For the three and nine months ended September 30, the Company paid CCA as follows:

                                                 Three Months                    Nine Months
                                             2005           2004             2005             2004
                                             ----           ----             ----             ----
Management Fees                            $332,707       $324,988        $1,034,872       $984,481
Loan Origination Fees                       268,500        433,500           333,954        433,500
                                           $601,207       $758,488        $1,368,826     $1,417,981

As of September 30, 2005 and 2004, the Company owed $11,769 and $0, respectively to CCA under this agreement.

Cornerstone Capital Advisors, Inc. - Office Lease

Effective August 1, 2004, the Company and CCA entered into a lease agreement whereby CCA is leasing the Company's corporate office building and office/computer equipment in Cumming, GA. The lease payment is $5,000 per month. The initial lease term ended on August 31, 2005, after which the lease converted to a month-to-month lease. The Company's cost basis in the office building and office/computer equipment is approximately $634,000. For the three and nine months ended September 30, 2005, the Company received $15,000 and $45,000, respectively under the lease agreement.

Cornerstone Direct Public Offerings, LLC

The Company has contracted with Cornerstone Direct Public Offerings, LLC ("CDPO") to provide legal and administrative services for the filing of SB-2 Registration Statements with the Securities and Exchange Commission and the various state regulatory agencies. Two of the Company's directors serve on the board of directors of CDPO's majority owner, Foundation for Christian Community Development, Inc. The base service fee was $75,000 per filing payable in installments during the filing process. For future filings, the Company intends to use CDPO only for the state filing portion of its registrations, which will reduce CDPO's service fee. The new fee schedule has not been finalized as of September 30, 2005.

During 2003, the Company entered into a service agreement with CDPO for the filing of a SB-2 Registration Statement (Series E). The initial $75,000 fee was paid in 2003. In January, 2004, the Company amended the service agreement and paid an additional $25,000 to CDPO for cost over-runs related to the length of time needed for the Company's registration statement to become effective.

In July, 2004, the Company entered into a service agreement with CDPO for the filing of a new SB-2 Registration Statement (Series F). $75,000 was paid to CDPO in 2004 under this service agreement. In January 2005, the Company amended the agreement and paid $20,000 to CDPO due to an increase in the time needed to register the securities with various state securities regulators. No amounts were owed to CDPO as of September 30, 2005 and 2004. See Note 12 for additional disclosures on the Company's registration statements.

NOTE 4 - REAL ESTATE LOANS
At September 30, the Company had Real Estate Loans outstanding as follows:

                                                   2005            2004
                                                   ----            ----

         Family housing development loans      $48,281,461     $31,648,258
         Church mortgage loans                   9,221,703       9,481,638
         Senior housing mortgage loans          19,861,474       9,286,352
                                                ----------       ---------
            Total principal                     77,364,638      50,416,248
            Accrued Interest                       818,374         560,959
            Unearned Loan Fees                    (664,903)       (108,487)
            Allowance for loan losses             (707,000)       (425,000)
                                                ----------       ---------
            Total Real Estate Loans            $76,811,109     $50,443,720

These loans mature as follow:  2005 -  $6,320,591;  2006 -  $62,295,695;  2007 -
$5,852,410;  2008 - $0; 2009 - $590,111; beyond 2009 - $2,305,831. Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

Based on the terms of the loans, the Company allows borrowers with loans related to certain family housing and church properties to finance interest payments while the properties are in the development and construction phase of operations. For the nine months ended September 30, the net interest payments financed were:

                                                       2005          2004
                                                       ----          ----
Current year interest financed                       $863,570     $868,926
Previous years' financed interest received           (270,884)     (27,706)
                                                     --------      -------
Net financed interest                                $592,686     $841,220

On September 30, 2005, the Company had significant credit risk concentrations in the following states:

Georgia -      $33,308,269
Florida -      $20,106,155
Texas -        $11,318,239
So. Carolina - $11,047,431

Impaired loan disclosures for the nine months ended September 30:

                                                         2005           2004
                                                         ----           ----
Number of impaired loans                                   3             2
Carrying amount                                       $3,157,345    $1,933,751
Weighted average investment - year-to-date            $3,075,826    $1,880,867
Impaired loan interest income - current quarter       $   74,254    $   45,443
Impaired loan interest income - year-to-date          $  220,339    $  135,118

No allowance for specific impaired loan loss has been recorded because the carrying amounts of the impaired loans as of September 30, 2005 and 2004 were less than the present value of the loans expected future cash flows.

Included in family housing development loans on September 30, 2005 is one loan which the Company made to a borrower which is considered to be a variable interest entity ("VIE"). The VIE is not consolidated in the Company's financial statements as the Company's financial interest is not expected to absorb the majority of expected losses nor receive the majority of expected residual returns. The Company's loan is a first mortgage loan of $1,483,862 made in June, 2005 to purchase land. The Company's maximum loan commitment is $5,500,000. The VIE is structured as a limited partnership and will develop the property into a low income housing tax credit apartment facility.

NOTE 5 - REAL ESTATE JOINT VENTURE INVESTMENTS

As of September 30, certain of the Company's mortgage loans on senior housing facilities and one family housing development loan are classified as real estate joint venture investments, as follows:

Location                                              2005           2004
--------                                              ----           ----
McKinney, TX                                     $ 5,712,492     $ 3,981,794
St. Petersburg, FL                                 5,045,334       4,402,891
Lewisville, TX                                    10,617,954      10,656,804
Garland, TX                                        6,526,957       6,385,256
Chattanooga, TN                                    5,700,992       4,883,131
San Antonio, TX                                   12,671,957      11,551,897
Winter Haven, FL                                   5,990,625       5,551,751
Edmond, OK                                         5,481,201      13,098,142
Bryan, TX                                          3,266,317             -0-
                                                  ----------      ----------
Total principal outstanding                       61,013,829      60,511,666
Accrued interest                                     697,012         494,783
Unearned loan fees                                  (118,852)     (1,535,489)
Allowance for loan losses                                -0-             -0-
                                                  ----------      ----------
Real estate joint venture investments, net       $61,591,989     $59,470,960

These loans  mature as follows:  2005 -  $4,822,334;  2006 -  $56,191,495.  Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

All of the loans, except as noted below, are secured by first or second mortgages. Three facilities are partially secured by the respective non-profit borrower's 100% ownership interest in the Limited Liability Companies ("LLC") which own the properties. The facilities which are owned by the LLC's have a first mortgage from an outside lender securing the property. The location and amount of the loans which are secured in this manner as of September 30, 2005 are as follows:

Lewisville, TX - $9,284,620
Bryan, TX -      $1,932,984
Edmond, OK -     $3,337,251
                 ----------
Total            $14,554,855

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

     In accordance with loan terms, the Company allows certain borrowers to finance interest payments while their facilities are in the construction or renovation phase of operations. For the nine months ended September 30, the net interest payments financed were as follows:

                                                     2005         2004
                                                     ----         ----
Current year interest financed                     $374,249     $345,163
Previous years' financed interest received              -0-          -0-
                                                   --------     --------
Net financed interest                              $374,249     $345,163

The Company analyzes the underlying operations and collateral of each facility in which there is an outstanding loan by requiring independent appraisals every 12 to 24 months, reviewing loan balances and comparing them to the established loan budgets, and by analyzing income and cash flow statements that are submitted by the borrowers. If it is determined that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a loan, the loan is considered impaired and a loan loss will be recognized to the extent the collateral's fair value is less than the current loan carrying amount. No real estate joint venture investments were considered impaired as of September 30, 2005 and 2004.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

For the nine months ended September 30, 2005 and 2004, a summary of changes in the allowance for loan losses by loan type is as follows:

                                                                    Real Estate
                                             Family       Senior   Joint Venture
                                 Church      Housing     Housing    Investments     Total
                                 ------      -------     -------    -----------     -----
Balance - 12/31/03              $    -0-    $375,000     $    -0-     $    -0-     $375,000
Loan loss expense                    -0-      50,000          -0-          -0-       50,000
Charge-offs                          -0-         -0-          -0-          -0-          -0-
Recoveries                           -0-         -0-          -0-          -0-          -0-
                                --------    --------     --------     --------     --------
Balance -96/30/04               $    -0-    $425,000     $    -0-     $    -0-     $425,000
                                --------    --------

Balance -                       $    -0-    $632,000     $    -0-     $    -0-     $632,000
Loan loss expense                    -0-      75,000          -0-          -0-       75,000
Charge-offs                          -0-         -0-          -0-          -0-          -0-
Recoveries                           -0-         -0-          -0-          -0-          -0-
Balance - 9/30/05                    -0-    $707,000          -0-          -0-     $707,000

Components of allowance for loan losses at September 30, 2005 and 2004:

                                             2005             2004
                                             ----             ----
Collective loan losses-
  Historical experience                     $    -0-       $    -0-
  Current credit risk assessment             707,000        425,000
                                            --------       --------
  Total collective loan losses               707,000        425,000
Specific impaired loan losses                    -0-            -0-
                                            --------       --------
Total allowance for loan losses             $707,000       $425,000

Loan loss allowance increases for the three and nine months ended September 30, 2005 and 2004 were due to an increase in the family housing loan portfolio's outstanding principal balance.

From July 1, 2004 through December 31, 2004, the Company charged $207,000 to loan loss expense. This charge was due to an increase in the family housing loan portfolio's outstanding loan principal, slower than expected new home sales volumes at three projects, and an increase in the time that it has taken four projects to finish the development phase and start selling homes. These factors have increased the family housing loan portfolio's credit risk as compared to prior years.

The Company has never incurred a loan charge-off; therefore, there is no collective loan loss allowance related to the Company's historical experience.

NOTE 7 - GOODWILL

The Company adopted SFAS 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. Goodwill associated with the Company's acquisition of Presbyterian Investor's Fund, Inc. is carried at $450,997 and is not subject to further amortization. Goodwill is tested for impairment at the end of each year using the present value of expected future cash flows to determine its fair value. At December 31, 2004 and 2003, Goodwill's fair value exceeded its carrying value; therefore, no provision for impairment loss has been recorded. No goodwill was acquired or sold in 2004 or 2005.

NOTE 8 - UNAMORTIZED DEBT ISSUE COSTS

Unamortized debt issue costs consist of legal, accounting, and filing costs incurred to register the Company's debt securities and commissions paid or accrued on the sale of debt securities. These costs are amortized on a straight-line basis over the period the associated securities are outstanding, generally five years. At September 30, 2005, unamortized debt issue costs consist of:

Costs incurred to register debt securities            $   780,966
Commissions paid on the sale of debt securities         4,556,423
Less: Accumulated Amortization                         (2,582,609)
                                                       ----------
                                                       $2,754,780

Amortization expense was $242,933 and $223,454 for the three months and $706,881 and $589,815 for the nine months ended September 30, 2005 and 2004, respectively, and is included in marketing expenses in the accompanying Statements of Operations. Estimated amortization expense for the next five years:

10/2005 - 9/2006 - $916,993                 10/2008 - 9/2009 - $376,233
10/2006 - 9/2007 - $805,361                 10/2009 - 9/2010 - $135,295
10/2007 - 9/2008 - $520,898

NOTE 9 - BOND HOLDINGS
Bond holdings at September 30 consist of-               2005            2004
                                                        ----            ----
St. Lucie Co., FL Subordinated Revenue Bonds:
         Maturity   7/1/2036                        $2,325,000       $2,325,000
         Maturity 10/1/2036                          2,700,000        2,700,000
Undivided 50% interest sold to investor             (2,512,500)      (2,512,500)
                                                    ----------       ----------
Net investment in St.Lucie Co., FL bonds             2,512,500        2,512,500
                                                    ----------       ----------
Largo, FL Subordinated Revenue bonds:
            Matures 10/1/2033                        2,440,000        2,500,000
Undivided interest sold to investors                (1,195,600)      (1,225,000)
                                                    ----------       ----------
Net investment in Largo, FL bonds                    1,244,400        1,275,000
                                                    ----------       ----------
Church Bonds                                         1,219,683              -0-
                                                    ----------       ----------
Total bond holdings                                  4,976,583        3,787,500

Accrued interest receivable                            210,529          198,167
                                                    ----------       ----------
Bond holdings & accrued interest                    $5,187,112       $3,985,667

The bonds are not traded on an exchange; however, management estimates, based on discounted expected cash flows, that the fair value of the individual securities approximates their carrying amount. Accordingly, no unrealized holding gains or losses have been recorded for the three and nine months ended September 30, 2005 and 2004.

Net proceeds from the partial maturity of bonds were $30,600 and $0 for the nine months ended September, 2005 and 2004, respectively. No realized gains or losses were recognized. The Company uses the specific identification method to determine realized gains and losses.

Tax-free interest income was $95,213 and $82,500 for the three months and $259,270 and $248,056 for the nine months ended September 30, 2005 and 2004, respectively.

NOTE 10 - INCOME TAXES

The net deferred tax asset (liability) in the accompanying balance sheets includes the following components as of September 30:

                                            2005                 2004
                                            ----                 ----
Deferred tax assets                       $407,188            $217,033
Deferred tax liabilities                  (350,603)           (367,762)
                                          --------            --------
Net deferred tax asset (liability)        $ 56,585           ($150,729)

The deferred tax liabilities result from the use of accelerated depreciation methods for property and equipment and from using the installment method for tax accounting. The deferred tax assets result from tax versus financial reporting differences in accounting for allowance for loan losses and from differences in the amortization of debt issue and start-up costs. The Company estimates that future taxable income will be sufficient to realize the deferred tax assets; therefore, no valuation allowance was provided for as of September 30, 2005 and 2004.

Components of the Company's income tax provision (benefit) for the three and nine months ended September 30:

                                 Three Months                  Nine Months
                             2005           2004           2005          2004
                           --------      --------       ---------     --------
    Current:    Federal    $    -0-      $ (4,689)      $     -0-     $  8,987
                State        (4,450)        2,538           2,290       10,167
    Deferred:   Federal    ( 74,113)       (9,911)       (121,816)     (18,741)
                State        (1,818)       (1,061)         (5,126)      (1,973)
                           --------      --------       ---------     --------
                           $(80,381)     $(13,123)      $(124,652)    $ (1,560)


Reconciliation of the Company's income tax provision (benefit) rate to statutory federal rates for the three and nine months ended September 30:

                                                 Three Months           Nine Months
                                               2005         2004       2005       2004
                                              ------       ------     -------      -----
Statutory federal rate                        (35.0%)       35.0%      (35.0%)     35.0%
Effect of graduated federal rates               1.0%        (1.0%)       1.0%      (1.0%)
State taxes, net of federal benefit            (3.7%)        3.7%       (3.7%)      3.7%
Effect of tax-free bond interest income       (25.9%)      (77.4%)     (87.3%)    (40.0%)
Other, net                                      1.1%         3.5%        1.5%       1.6%
                                              -----        -----      ------       ----
Effective tax provision (benefit) rate        (62.5%)      (36.2%)    (123.5%)     (0.7%)

NOTE 11 - CASH CONCENTRATION RISK

A cash concentration risk arises when the Company has more cash in a financial institution than is covered by federal deposit insurance. At September 30, 2005, the Company had cash in excess of insured limits totaling $1,142,849.

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

The certificates are not collateralized and no sinking fund is required to fund redemptions at maturity. All of the certificates have been registered with the Securities and Exchange Commission under the Securities Act of 1933. Five year schedule of principal maturities for certificates outstanding at September 30:

Years to Maturity                   2005                       2004
-----------------              ------------               ------------
On demand & 1 year             $ 22,656,748               $ 12,102,147
2                                26,447,434                 10,803,667
3                                26,364,802                 27,329,873
4                                30,532,001                 26,425,074
5+                               20,636,387                 30,983,200
                               ------------               ------------
Total Principal                $126,637,372               $107,643,961


At September 30, 2005 and 2004, accrued interest payable was $12,359,154 and $7,407,907, respectively.

Interest rates for certificates outstanding at September 30, 2005 are:

4.00% -   $1,528,670       8.00% -   $ 2,925,651     9.00% -   $63,609,340
6.25% -   $1,551,434       8.25% -   $51,168,388
6.75% -   $2,726,560       8.50% -   $ 3,127,329

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

On August 27, 2004, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $20,000,000 of its Series F Investor Certificates along with $9,750,000 of its Common Stock. The Securities and Exchange Commission notified the Company that it would not complete a full review of the registration statement and the registration statement became effective on November 1, 2004. The Company started to sell securities registered in this statement in January, 2005. For the nine months ended September 30, 2005, the Company sold $16,362,535 in Series F Investor Certificates and $395,278 in Common Stock (60,812 shares at $6.50 per share).

The Company expects to file a new registration statement with the Securities and Exchange Commission during the fourth quarter of 2005 with approximately $60,000,000 in Series G Investor Certificates available for issuance. The terms of the Investor Certificates will be similar to the Series E and F certificates.

NOTE 13 - MORTGAGE PARTICIPATION AGREEMENTS

In 2003, the Company began selling Mortgage Participation ("MP") Agreements. The MP Agreements have not been registered and therefore, are only available to accredited investors. The agreements are collateralized by specific senior housing loans owned by the Company and entitle the investor to a proportionate share of the interest earned on the collateral. Interest is paid monthly to the MP investors after the Company receives interest payments on the related collateralized loans. The agreements have no stated maturity date. Principal payments are made when the Company receives principal payments on the collateralized loans. Losses that the Company may incur on the collateralized loans are shared pro-rata with the MP Agreement holders. The Company has the right but not the obligation to redeem the MP Agreements at any time. The MP Agreement investors do not have the right to sell or repledge their interest in the underlying collateral. Interest expense related to MP Agreements was $122,812 and $154,063 for the three months and $380,246 and $461,880 for the nine months ended September 30, 2005 and 2004, respectively.

MP Agreement principal and interest outstanding and related collateral as of September 30, 2005:

                                                              MP Amount     Total Collateral
                                                             Outstanding    Carrying Amount
                                                             -----------    ---------------
Winter Haven, FL senior housing loan; matures 5/1/06
   with a one year extension at the Company's option         $1,516,000       $6,039,863
Garland, TX senior housing loan; matures 4/1/06
   with a one year extension at the Company's option          3,396,500       $6,564,510
                                                             ----------
Total principal outstanding                                   4,912,500
Accrued interest payable                                         39,573
                                                             ----------
                                                             $4,952,073

The loans which collateralize the MP Agreements are classified as real estate joint venture investments in the accompanying balance sheets. The total carrying amount is equal to the loan's outstanding principal, plus accrued interest, less deferred loan fees.

NOTE 14 - LOAN GUARANTEES

The Company is guarantor on two loans secured by senior housing facilities owned by unrelated non-profit entities. Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require the Company to guarantee the loan as a condition of the extension of the loan by the financial institution. The guarantee is solely limited to amounts drawn under credit facilities and only covers outstanding principal and accrued interest and terminates upon maturity and principal repayment. Only upon an uncured payment default and upon demand by the financial institution would the Company be required to perform under its guarantee obligations. The Company's recourse would be limited to repossession of the underlying collateral and subsequent resale of the facilities. As of September 30, 2005, all loans which had a guarantee were current based on their loan terms. Loan guarantees as of September 30, 2005:

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

In February and April of 2005, the Company originated loans on a facility in Fort Pierce, FL which paid off two loans with an outside bank in which the Company had a loan guarantee. The $104,000 estimated fair value of the related loan guarantees was credited to earnings in 2005.

NOTE 15 - BUILDING MORTGAGES
Building mortgages outstanding at September 30:                           2005        2004
                                                                         -------    -------
Fidelity Bank - collateralized by rental office building                $163,073   $173,073
   Interest rate - 6.25%; monthly principal and interest payment of $1,723; matures March 1, 2006, at which time a balloon
   payment of $159,573 is due.
Fidelity Bank - collateralized by corporate office building              420,404    435,467
                                                                         -------    -------
   Interest rate equal to "prime + 1.5%", currently 8.0%; monthly principal & interest payment of $4,196; matures Sept. 1, 2009, at which time a balloon payment of $340,543 is due.
Total principal outstanding                                             $583,477   $608,540

Interest expense for the three months ended September 30                 $11,441   $  6,191
Interest expense for the nine months ended September 30                  $32,482   $ 13,847
Total carrying value of the mortgage's collateral                       $731,575   $743,167

Estimated annual principal payments: 2005 - $7,754; 2006 - $179,609; 2007 - $19,680; 2008 - $21,050; 2009 - $355,384.

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

NOTE 18 - EARNINGS PER SHARE

Basic earnings per share for the three and nine months ended September 30 have been calculated as follows:

                                                     Three Months  Nine Months
                                                     ------------  -----------
2004              Net Income                           $ 49,355     $212,094
----              Average Common Shares Outstanding     846,114      678,455
                  Earnings per Common Share            $   0.06     $   0.31
2005              Net Income (Loss)                    $(48,278)    $ 23,720
----              Average Common Shares Outstanding     844,269      826,794
                  Earnings (Loss) per Common Share     $  (0.06)    $   0.03

Diluted earnings per share are the same as basic earnings per share because there are no shares of Series A Convertible Preferred Stock outstanding. Other than the Series A Convertible Preferred Stock, there are no other potentially dilutive securities, stock options or warrants outstanding.

NOTE 19 - MAJOR CUSTOMERS

The Company recorded more than 10% of its total revenue for the nine months ended September 30, 2005 from the following customers:

                                   Amount      %        Description of Revenue Received
                                   ------     ---       -------------------------------
Senior Housing Services, Inc.    $4,634,911   42.5%     Interest and fees from real estate joint
                                                          venture investments
Wellstone Housing, LLC            2,167,498   19.9%     Interest and fees from family housing
                                                          development loans
Sage Living Centers, Inc.         1,247,734   11.5%     Interest and fees from real estate joint
                                 ----------   -----       venture investments
                                 $8,050,143   73.9%

The major customers are not related parties. Neither organization directly or indirectly controls, is controlled by, or is under common control of the Company. There is not common ownership interest, officers, or directors and the Company does not have the power to direct or significantly influence the management or operating policies of these customers.

On January 1, 2005, Senior Housing Services, Inc formed a single member Limited Liability Company (Wellstone Housing, LLC) and purchased the assets and assumed all of Wellstone Housing Corporation's liabilities, which included the Company's real estate loans. The total combined revenue received from Senior Housing
Services, Inc. and Wellstone Housing, LLC for the nine months ended September 30, 2005 was $6,802,409 or 62.4% of the Company's total revenue.

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

The estimated fair values of the Company's financial instruments at September 30, 2005 are:

                                    Carrying Amount          Fair Value
                                    ---------------          ----------
Financial assets:
  Cash and cash equivalents          $  1,303,288          $  1,303,288
  Bond holdings                      $  4,976,583          $  4,976,583
Financial liabilities:
  Investor certificates              $126,637,372          $126,637,372
  Mortgage participations            $  4,912,500          $  4,912,500
  Building mortgages                 $    583,477          $    583,477
  Capital lease obligation           $      3,013          $      3,103
  Loan guarantee obligations         $     71,000          $     71,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Selected financial data.

Please read the following selected financial data in conjunction with the rest of this "Management's Discussion and Analysis or Plan of Operation" and with our financial statements and related notes in this filing.

                                               Nine months ended
                                                 September 30,
                                            2005               2004
                                         ----------         ---------

Revenues                                $10,890,717        $9,110,919
                                         ----------         ---------
Investor interest expense                 8,532,551         6,627,673
Loan loss expense                            75,000            50,000
Marketing expenses                          808,542           735,709
Management/advisory fees                  1,034,872           898,671
Operating expenses                          540,684           588,332
                                         ----------         ---------
Total expenses                           10,991,649         8,900,385
                                         ----------         ---------
Operating income                           (100,932)          210,534
Income tax benefit                         (124,652)           (1,560)
                                         ----------         ---------
Net income                              $    23,720        $  212,094

Overview of operations.

We have always focused on serving faith-based organizations, mostly churches and senior housing non-profit organizations. We offer specialized programs for church and other non-profit sponsors of senior housing and affordable/moderate income housing programs. Nearly all of our earnings prior to 2001 came from financing church facilities. During the last quarter of 2000, we began to realize revenues from investment in senior and affordable/moderate income housing projects. During the last quarter of 2004, we began to make loans to for-profit sponsors of affordable and low-income housing projects. Approximately 2% of our assets are invested with for-profit sponsors and even though this percentage may increase in the future, it will remain a small part of our loan portfolio. We generate revenue from:

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

Participating loans are classified as real estate joint venture investments if all of the following exist at the inception of the loan:

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

Comparison of Periods  Ended  September 30, 2004 and September 30, 2005

General. Assets increased from $127,657,163 at September 30, 2004 to $150,041,892 at September 30, 2005 for an increase of $22,384,729 or 18%. This increase is a result of the sale of Investor Certificates and Mortgage Participations, net of redemptions of $22,684,589. With the additional net cash from these items and from cash already on hand, we invested in real estate loans and joint venture investments, net of principal payments received, of
$28,488,418. Total revenue increased for the three and nine months ended September 30, 2005 by $327,658 or 10% and $1,779,798 or 19% to $3,629,262 and
$10,890,717, respectively. Net income (loss) for the three and nine months ended September 30, 2005 was ($48,278) and $23,720 compared to $49,355 and $212,094, respectively for the same periods ended September 30, 2004.

Total real estate loans and joint venture investments outstanding on September 30, 2005 was $138,403,098 compared to $109,914,680 on September 30, 2004 for an increase of $28,488,418 or 26%. This increase is due to sales of Investor Certificates and Mortgage Participation Agreements and the subsequent origination or refinancing of real estate loans and joint venture investments, as follows:

New real estate loan originations                                  $ 22,213,597
Increase in existing loans, net of principal received                 4,153,792
New real estate joint venture investments made                        3,266,317
Decrease in existing real estate joint venture investments           (1,145,288)
                                                                   -------------
                                                                   $ 28,488,418

All other assets composed primarily of cash, bond holdings, property and equipment, and unamortized debt issue costs were $11,638,794 as of September 30, 2005.

Our cash balance decreased $7,954,267 from $9,257,555 on September 30, 2004 to $1,303,288 on September 30, 2005. In 2004, our Series E certificates became effective in March and because we had no certificates available for almost one year, when Series E became effective, we sold approximately $31,000,000 in certificates during the second and third quarters of 2004. We were unable to reinvest all of these proceeds by September 30 as it normally takes two to four months to reinvest the cash into real estate loans. In 2005, we have had certificates available for sale all year, which makes it easier to manage our cash levels and reinvest proceeds from our certificate sales.

Principal and interest payable on Investor Certificates and Mortgage Participation ("MP") Agreements increased $22,684,589 or 19% from $121,264,010 as of September 30, 2004 to $143,948,599 as of September 30, 2005. In 2003, the Company filed a registration statement with the Securities and Exchange Commission to sell up to $40,000,000 in additional Investor Certificates and $11,375,000 in Common Stock. The registration statement was approved on March 26, 2004 which allowed us to start selling new Investor Certificates in the second quarter of 2004. Also, another registration statement was filed in August 2004 and became effective in November 2004 which allows us to sell an additional $20,000,000 in Investor Certificates and $9,750,000 in Common Stock. These registrations have allowed us to continue the substantial increase in outstanding certificates and the subsequent investment in new real estate loans and joint venture investments.

Real estate loan and joint venture interest and fees earned. Interest income and fees from real estate loans and joint venture investments for the three and nine months ended September 30 is as follows:

                               2005          2004         Increase         %
                               ----          ----         --------        ---
Three months               $ 3,466,797    $3,165,898     $  300,899      9.5%
Nine months                $10,058,106    $8,764,245     $1,293,861     14.8%

The increase was due to the following:

                                                                  Three Months     Nine Months
                                                                  ------------     -----------
Increase in average outstanding principal                          $ 728,722       $2,349,701
 (Three Months: $131,322,111 - 2005; $101,418,710 - 2004)
 (Nine Months: $124,158,063 - 2005; $91,891,257 - 2004)
Change in weighted average interest rate                             (76,689)         (82,475)
 (Three Months: 9.61% - 2005; 9.91% - 2004)
 (Nine Months: 9.74% - 2005; 9.86% - 2004)
Change in loan fees recognized                                      (351,134)        (973,365)
                                                                    --------         --------
                                                                   $ 300,899       $1,293,861

The increase in average outstanding principal is due to the addition of nine new real estate loans and joint venture investments with outstanding principal of $25,479,914 and increases in the weighted average principal outstanding on existing loans of $4,423,487. Loan fees recognized decreased because three large loans which we originated in late 2003 and the first half of 2004 had their loan fees fully recognized by early 2005, thus decreasing 2005's revenue as compared to 2004. Two of our new loans that we originated in early 2005 did not have loan fees charged so we were not able to replace all of this revenue during the first half of 2005. Since late June 2005, we charged over $700,000 in new loan and renewal fees to our various borrowers which should increase our recognized loan fees in the fourth quarter and the first half of 2006.

Loan participation and other income. For the three and nine months ended September 30, 2005, loan participation and other income increased as follows:

                                                    Three Months                               Nine Months
                                     ---------------------------------------       ----------------------------------
                                       2005           2004           Change          2005         2004        Change
                                       ----           ----           ------          ----         ----        ------
Investment income                    $140,025       $120,815        $ 19,210       $404,234     $317,071    $ 87,163
Loan participation & other             22,440         14,891           7,549        428,377       29,603     398,774
                                     --------       --------        --------       --------     --------    --------
   Total                             $162,465       $135,706        $ 26,759       $832,611     $346,674    $485,937

The Company's investment income is from the purchase of tax-free bonds used as permanent financing for projects the Company funded during their development and initial operations, church bonds and from interest income on the Company's excess cash.

The increase in investment income for the three months ended September 30 is due to Church bonds purchased during the third quarter of 2005 ($13,155) and an increase in short-term interest rates ($6,055) during 2005. The increase for the nine months ended September 30 is due to the church bonds, an increase in short-term interest rates and an increase in the Company's average excess cash balance on hand.

For the three months ended September 30, the increase in loan participation and other income was due to a $5,000 increase in rent revenue received from Cornerstone Capital Advisors for their rent of the corporate office building in Cumming, GA and a $2,500 loss from a fixed asset sale in 2004. For the nine months ended September 30, the increase is due to $257,000 in loan participation revenue received in March, 2005, $104,000 in loan guarantee revenue (see Note 14 of the "Notes to Financial Statements" for additional disclosures on loan guarantees) and a $35,000 increase in rent revenue received from Cornerstone Capital Advisors. See page F-10 for additional information about the rent that we receive from Cornerstone Capital Advisors.

Investor interest expense. Investor interest expense for the three and nine months ended September 30, 2005 was $2,974,148 and $8,532,551, which are increases of $471,630 (19%) and $1,904,878 (29%), respectively compared to 2004. The increases are due to:

                                                                        Three Months   Nine Months
                                                                        ------------   -----------
Increase in average outstanding certificate principal, including
 interest payable subject to compounding                                  $ 521,528    $2,070,408
  (Three Months: $130,298,477 - 2005; $106,559,739 - 2004)
  (Nine Months: $124,900,475 - 2005; $93,218,234 - 2004)
Change in weighted average interest percentage                             (18,648)       (83,896)
  (Three Months: 8.75% - 2005; 8.82% - 2004)
  (Nine Months: 8.70% - 2005; 8.82% - 2004)
Decrease in average outstanding Mortgage Participation principal
  (Three Months: $4,912,500 - 2005; $6,162,500 - 2004)
  (Nine Months; $5,069,947 - 2005; $6,158,400 - 2004)                      (31,250)    $  (81,634)
                                                                         ---------     ----------
                                                                         $ 471,630     $1,904,878

Loan loss expense and allowance for loan losses. We charged $25,000 and $20,000 for the three months and $75,000 and $50,000 for the nine months ended September 30, 2005 and 2004, respectively to loan loss expense. These charges were due to increases in the family housing development loan portfolio's outstanding principal.

The total allowance for loan losses increased from $425,000 on September 30, 2004 to $707,000 on September 30, 2005. This increase is due to: 1) an increase in the family housing development loan portfolio's outstanding principal ($130,000), and 2) slower than expected new home sales volumes at three projects and an increase in the time that it has taken four projects to finish the development phase and start selling homes ($152,000). These factors have increased the family housing development loan portfolio's relative credit risk as compared to 2004, thus necessitating the increase in our allowance for loan loss balance over the last 12 months.

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

As of September 30, 2005, three church loans with a total carrying amount of $3,157,345 were considered impaired. As of September 30, 2004, two church loans with a carrying amount of $1,933,751 were considered impaired. It is likely that we will foreclose on one of the church loans ($281,591 carrying value) within the next six months. No specific impaired loan loss allowance has been recorded because the carrying amounts of the impaired loans are less than the loan's collateral or the present value of the loans expected future cash flows.

As of September 30, 2005, allowance for loan losses as a percent of outstanding loan principal by loan type:

                                             Loan Loss     Outstanding
                                             Allowance      Principal       %
                                             ---------      ---------      ---
Family Housing Development Loans           $ 707,000      $ 48,281,461     1.5%
Church Mortgage Loans                           -0-          9,221,703       0%
Senior Housing Mortgage Loans                   -0-         19,861,474       0%
Real Estate Joint Venture Investments           -0-         61,013,829       0%
                                           ---------      ------------     ---
  Total                                    $ 707,000      $138,378,467      .5%

Marketing expenses. Total expenses for the marketing of Investor Certificates for the three and nine months ended September 30, 2005 were $268,581 and $808,542 compared to $274,995 and $735,709 for the same periods in 2004. The changes are due to:


                                                   Three Months                 Nine Months
                                      2005        2004       Change         2005         2004       Change
                                      ----        ----       ------         ----         ----       ------
Debt issue cost amortization       $242,517     $223,454    $19,063       $705,634     $589,815    $115,819
Other marketing costs                26,064       51,541    (25,477)       102,908      145,894     (42,986)
                                   --------     --------    -------       --------     --------    --------
                                   $268,581     $274,995    $(6,414)      $808,542     $735,709    $ 72,833


Selling commissions paid to brokers for selling Investor Certificates and Mortgage Participations and costs incurred to register Investor Certificates are paid in cash and charged as an expense over the term of the related debt. The unamortized balance is classified as an asset on the balance sheet as "Unamortized debt issue costs". The balance was $2,754,780 and $2,621,638 as of September 30, 2005 and 2004, respectively.

The increases in debt issue cost amortization for the three and nine months ended September 30 are due to an increase in the outstanding Investor
Certificates outstanding at September 30, 2005. Other marketing costs have decreased because we are not using marketing consultants in 2005 to help us design programs to sell our Investor Certificates.

Operating and management expenses. Management and advisory expenses for the three and nine months ended September 30 increased $63,132 (23%) and $136,201 (15%) from $269,575 and $898,671 in 2004 to $332,707 and $1,034,872 in 2005,
respectively. The increases are due to the Company's growth in revenues in 2005.

Starting in July 2003, the Company contracted with Cornerstone Capital Advisors, Inc. ("CCA") to provide all administrative and executive personnel services. From July 1, 2003 until July 31, 2004, the agreement obligated us to reimburse actual expenses incurred by CCA. Also, CCA was eligible to receive incentive compensation of up to 10% of actual expenses billed to us for the prior 12 months.

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

Please see Note 3 of the "Notes to Financial Statements" for additional information about our agreement with CCA and for amounts that we have paid to CCA for the three and nine month periods ended September 30, 2005 and 2004.

For the three and nine months ended September 30, 2005 and 2004, operating expenses were as follows:

                              2005          2004           Change
                              ----          ----           ------
Three Months Ended          $157,485      $198,284       ($40,799)
Nine Months Ended           $540,684      $588,332       ($47,648)

For the three and nine months ended September 30, 2005 and 2004 the decreases are due to:

                                   Three Months         Nine Months
                                   ------------         -----------
Consulting Expenses                 ($45,471)            ($98,717)
Legal Expenses                        22,373              101,248
Appraisal Costs                        2,500              (23,707)
Office expenses                          328              (21,424)
Other                                (20,529)              (5,048)
                                    --------             --------
                                    ($40,799)            ($47,648)

Consulting expenses decreased because in 2004, we used consultants to identify new markets for us in the African-American church community and in the low-income apartment housing market. We have not used consultants for any material projects in 2005. Legal costs have increased as a result of the ongoing legal proceedings concerning the Chicago Stock Exchange. Please see Part II,
Item 1 for additional information on this issue. Appraisal costs for the nine months ended September 30 decreased because in the second quarter of 2004, we ordered new appraisals on a number of properties which serve as collateral on senior housing and church loans. We have ordered only two new appraisals in 2005 both of which were completed in the third quarter and resulted in the $2,500 increase for the three months ended September 30. Office expenses for the nine months ended September 30 decreased due to the change we made in the CCA contract on August 1, 2004. When the new contract was put in place, CCA became responsible for paying the normal office operating costs that we had been paying prior to that date which reduced our 2005 operating costs. Other costs decreased due to travel costs decreasing in both periods presented.

Income tax provision (benefit). The income tax provision (benefit) for the three and nine months ended September 30, 2005 was ($80,381) and ($124,652), respectively compared to ($13,123) and ($1,560), respectively for the same periods ended September 30. 2004. The net decrease in income taxes is due to a decrease in pre-tax income. The Company's effective tax provision rate was (62.5%) and (36.2%) for the three months and (123.5%) and (0.7%) for the nine months ended September 30, 2005 and 2004, respectively. A reconciliation of the Company's effective tax provision rate to the federal statutory rate is included in the attached "Notes to Financial Statements" (Note 10).

Dividends. Dividends of $211,143 and $155,066 were paid in July 2005 and 2004, respectively.

Liquidity and Capital Resources

Cash flows from operations. Net cash provided by the Company's operations for the nine months ended September 30, 2005 and 2004 was $1,250,364 and $291,751, respectively. The increase in 2005 was due to an increase in depreciation and amortization expense, an increase in accrued investor certificate interest payable, an increase in cash received from loan fees and interest and a decrease in other assets, partially offset by decreases in net income, accounts and other payables, deferred taxes and an increase in loans in progress.

Investor and mortgage participation interest payable increased $3,712,515 in the first nine months of 2005 due to an increase in outstanding debt (20% of the increase) and because approximately 25% to 30% of the investors who purchased certificates in 2004 and 2005 have elected to reinvest the interest due to them and not receive the interest in cash until maturity.

Included in the 2005 and 2004 changes in accrued real estate loan and joint venture interest and deferred loan fee amounts is $966,935 and $1,186,383 in interest which was financed as part of loan principal. We receive monthly interest payments on our loans except when the terms of certain loans allow borrowers to finance interest payments while the collateralized property is under development or construction. A summary (by loan type) of the amount of net financed interest for the nine months ended September 30, 2005 and 2004 is as follows:

                                        2005           2004
                                        ----           ----
Family Housing Development            $571,721     $  802,756
Church Construction                     20,965         38,464
Real Estate Joint Venture              374,249        345,163
                                      --------     ----------
                                      $966,935     $1,186,383

The amount for 2005 represents interest accrued and financed in 2005, net of payments received in 2005 that were financed in previous years. 2004's amount represents interest accrued and financed in 2004, net of payments received in 2004 that were financed in previous years.

The decrease in the family housing net financed interest in 2005 as compared to 2004 is due to three projects going from their development phase into their sale phase and thus they are paying interest to us as they sell homes. The net financed interest will most likely increase from its current level because of three new loans originated in the third quarter of 2005 which are just starting the development phase of their operations. These loans total approximately $8,500,000.

The Real Estate Joint Venture financed interest in 2005 is for a loan in McKinney, TX ($282,316) and for a loan in Chattanooga, TN ($91,933). The McKinney, TX loan is collateralized by raw land which is being developed for family housing. We have been financing the interest on this loan since June, 2003. Our other Real Estate Joint Venture Investment loans are collateralized by senior housing facilities that were already in place when we originated the loans and they only needed to be remodeled. Therefore, the period in which the interest is being financed on the McKinney loan is much longer than the other Real Estate Joint Venture Investment loans. Normally, we finance two to six months' of interest on senior housing loans. We anticipate, due to the size of the McKinney project, that we will finance interest for another 14 to 18 months. The Chattanooga, TN loan completed its remodeling in 2004 and its lease-up phase has taken longer than anticipated; therefore, we capitalized some of their first quarter interest in 2005. We are analyzing and watching this loan closely to ensure that the stabilized value of the property is greater than the loan amount and that we do not have any collectibility issues with this loan.

Cash flows from investing activities. For the nine months ended September 30, 2005, the Company used $26,499,065 in cash from investing activities which is an increase of $2,454,679 from $24,044,386 for the nine months ended September 30, 2004. The increase was due to an increase in real estate and joint venture loans made net of principal payments received of $1,263,587 and the purchase of $1,219,290 in church bonds during 2005. These increases were offset by the receipt of $30,600 in bond principal payments in 2005 versus no principal payments received in 2004.

It is possible that in December, 2005, two of our major borrowers will sell their interests in as many as nine senior housing facilities. If this happens, approximately $23,000,000 in senior housing real estate loans and real estate joint venture investment principal would be received by us as payment on our existing loans and investments. We are actively seeking alternative loans and investments in which to invest these proceeds in anticipation of this deal being finalized.

Cash flows from financing activities. For the nine months ended September 30, 2005, the Company raised $16,566,473 from the sale of Investor Certificates and Mortgage Participation Agreements. This represents a decrease of $14,612,141 from new Investor Certificate and Mortgage Participation sales of $31,178,614 for the nine months ended September 30, 2004. When Series E became effective in March, 2004, we started selling new certificates for the first time in almost one year. Because of the long period of time with no certificates for sale, we experienced a huge demand in the first few months that Series E was on the market in 2004, selling over $31,000,000 in Series E certificates in only six months. Now that we have had certificates on the market for 18 straight months, the demand has decreased to a steady and more manageable level as compared to 2004.

Investor Certificates redeemed for cash decreased from $3,336,245 for the nine months ended September 30, 2004 to $1,753,744 for the nine months ended September 30, 2005. This decrease is due to a larger amount of maturities in 2004 versus 2005. Also, in the first three months of 2004, we had no new Investor Certificates in which maturing certificates could be reinvested; therefore, all of 2004's maturities during the first three months of the year were paid in cash.

We have $22,656,748 in Investor Certificates coming due or redeemable upon demand in the next 12 months. $10,318,973 of this amount is for graduated certificates, which allow an investor to redeem their certificate each year on the anniversary date of the purchase. Based on our historical experience, we expect that less than 20% of the graduated certificates will be redeemed for cash during the next 12 months. Also, $10,797,105 in five-year bonds will mature in March, 2006.

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

Item 3. Controls and Procedures

The principal executive officer and the principal financial officer of the small business issuer, Cornerstone Ministries Investments, Inc., have, as of September 30, 2005, evaluated the small business issuer's disclosure controls and procedures, as defined by Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based on their evaluation, they have concluded that those disclosure controls and procedures are designed and implemented effectively to ensure that information required to be disclosed by the small business issuer in the reports that it files or submits under that Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

Based upon the Exchange's position in its December 3, 2004 letter, securities regulators for several states each raised the issue of whether we lawfully offered and sold securities without registration in those states and/or whether our prospectuses and publicly-filed reports were false and misleading, in their reference to Exchange approval for listing. While we do not believe that we have violated any securities laws in connection with our previous reliance on the Exchange exemption, we have elected to settle any related state regulatory actions where the cost of such settlements are likely to be significantly less than the cost of litigation in each state. Previously in the "Legal Proceedings" section of our 10-QSB dated August 15, 2005, we discussed the final outcomes relating to the Chicago Exchange exemption issue for the states of Texas, Michigan, and Minnesota.

On August 25, 2005, at the informal request of Maine's Office of Securities, we made rescission offers to investors in Maine. In October 2005, at the request of the Tennessee Department of Commerce and Insurance Securities Division, and because the Tennessee Securities Division believed four shareholders received incorrect prospectuses when buying our registered common stock we redeemed eight shares of our common stock owned by these four Tennessee shareholders.

On August 11, 2005, the Ohio Division of Securities sent us a draft of a Cease and Desist Order, the terms of which did not require us to pay fines or give rescission offers. We agreed to the Cease and Desist Order, and on September 12, 2005, the Ohio Division of Securities issued the Cease and Desist Order. According to the terms of the Order, we are ordered to refrain from offering to sell unregistered securities in Ohio unless a proper exemption from registration exists.

On September 20, 2005 we entered into a Consent Agreement with the Indiana Securities Division, the terms of which required us to give rescission offers to Indiana investors, pay a $600 investigation expense cost, and refrain from violating provisions of the Indiana Securities Act in the future.

On March 10, 2005, we attempted to register our Series F Bonds and Common Stock in New Jersey, by filing a registration statement with the New Jersey Bureau of Securities. Because our initial prospectus for the Series F Bonds and Common Stock included the incorrect statement that the Company's common stock was approved for listing on the Chicago Exchange upon notice of issuance, the New Jersey Bureau of Securities denied the effectiveness of our registration statement by issuing a Stop Order on October 5, 2005. According to the Stop Order we are prohibited from selling Series F Bonds and Common Stock in the state of New Jersey.

On October 27, 2005, the Colorado Division of Securities sent us a draft of a Stipulation for Consent and Desist Order, the terms of which would require us to make rescission offers to certain Colorado investors. We have decided to agree to the terms of this particular Stipulation for Consent and Desist Order, and upon the expected execution of the Stipulation for Consent and Desist Order by both the Colorado Division of Securities and us, we will make the rescission offers contemplated in the Order.

Since February 2005, we have been discussing our previous offers to sell securities in Kansas with the Kansas Office of the Securities Commissioner, and on August 24, 2005, the Kansas Office of the Securities Commissioner requested that we provide them with additional information relating to these offers to sell. On September 12, 2005, we provided the Kansas Office of the Securities Commissioner with the requested additional materials and while we are unsure whether Kansas plans to issue any formal Order, we have been informed that they will respond to our September 12, 2005 correspondence by year's end.

As of November 11, 2005, we are not aware that any other state has instituted any formal proceedings on this or any other issue related to any of our securities offerings and we are not a party to any other pending legal proceedings. We are not aware that any of the properties covered by our mortgage loans is subject to any pending legal proceedings or that any government authority is contemplating any legal proceedings involving us or any of those properties, other than described above.

Item 2. Changes in Securities

         Not Applicable


Item 3. Defaults upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders

         Not Applicable

Item 5. Other Information

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) (1) Exhibit 32.1 & 32.2, Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (2)  Exhibit 15, Letter on un-audited financial information.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 11, 2005            Cornerstone Ministries Investments, Inc.
                                    (Registrant)


                                    By: S/John T. Ottinger
                                       ----------------------
                                       John T. Ottinger
                                       Vice President and
                                       Chief Financial Officer