Form 10KSB
period 2005-12-31
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2006-03-28
CIK 1035270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

                                       or

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $15,703,121

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 27, 2006 the aggregate market value held by non-affiliates was $5,762,946 based upon current public offering price.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 886,607 shares of common stock as of March 27, 2006.

     Documents incorporated by reference: Portions of Issuer's Form SB-2 Registration Statements: No. 333-118613, filed August 27, 2004; No. 333-104810 filed April 29, 2003; No. 333-91564 filed June 28, 2002; and No. 333-93475 filed
January 14, 2000.

     Transitional Small Business Disclosure Format: Yes____; No_X_

Cornerstone Ministries Investments, Inc.

Form 10-KSB Index
                                                                          Page

Form 10-KSB Title Page                                                       1
Index                                                                        2

Part I:
  Item 1.  Description of Business                                           3
  Item 2.  Description of Property                                           7
  Item 3.  Legal Proceedings                                                 8
  Item 4.  Submission of Matters to a Vote of Security Holders               9

Part II:
  Item 5.  Market for Common Equity and Related Stockholder Matters          9
  Item 6.  Management's Discussion and Analysis or Plan of Operations       10
  Item 7.  Financial Statements                                             22
     Independent Auditor's Report                                          F-1
     Balance Sheets                                                        F-2
     Statements of Operations                                              F-3
     Statements of Changes in Shareholders' Equity                         F-4
     Statements of Cash Flows                                              F-5
     Notes to Financial Statements                                         F-6

  Item 8.  Changes In and Disagreements with Accountants on Accounting      22
             and Financial Disclosures.
  Item 8A. Controls and Procedures                                          22

Part III:
  Item 9.  Directors, Executive Officers, Promoters and Control Persons;    23
             Compliance with Section 16(a) of the Exchange Act
  Item 10. Executive Compensation                                           25
  Item 11. Security Ownership of Certain Beneficial Owners and              25
             and Related Stockholder Matters
  Item 12. Certain Relationships and Related Transactions                   26
  Item 13. Exhibits and Reports on Form 8-K.                                27
  Item 14. Principal Accountant Fees and Services                           27

Signatures                                                                  28
Certifications                                                              29

Exhibit 99.1 - Certifications Pursuant to Section 906 of the                31
                 Sarbanes-Oxley Act of 2002
Exhibit 99.2 - Code of Ethics                                               32

                                     Part I

Item 1. Description of Business.

Summary

Our primary objective is to provide income for our certificate holders and shareholders, mainly by financing the acquisition and development of facilities for use by churches, their related ministries and other faith-based and non-profit organizations. We define "faith-based" organizations as ones which have been formed and are operated in furtherance of their sponsors' religious commitments. During the last quarter of 2004, we began making loans to for-profit sponsors of affordable and low-income housing projects. We will make loans to for-profit sponsors if the project provides senior living, affordable housing or age-restricted housing programs that are similar to those of our non-profit borrowers.

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

We offer development, construction, bridge and interim loans, usually due within one to three years. The typical maximum investment amount in a church loan is $1,000,000. The typical maximum investment amount in a family housing project loan or senior housing loan is from $5,000,000 to $10,000,000. Our largest loan is approximately $38,000,000, made for the acquisition of eight senior housing facilities. The annual interest rate on all but one loan that we made during 2003, 2004 and 2005 was from 9% to 10%. It is our policy to acquire assets primarily for income. We do not have any limits on the percentage of our assets that may be in any one investment or in any geographic area of the United States. We have not established any maximum ratio of our total debt to our total shareholders' equity. These policies would be made by our board of directors and could be changed, without the vote of share or certificate owners. A description of our loan programs follows.

Types of loans we make

We make loans to four distinct groups of borrowers. These borrowers can be characterized as churches, senior housing facilities, family housing development projects and daycare/faith-based schools. Inherent credit risk is reflected by the effective interest rate charged to each borrower. In each of the above borrower groups, we normally charge 10% as an annual interest rate. However, we do recognize the risk in each borrower by the amount of origination fees charged, renewal fees charged, the loan term and any loan participation we may have in the net profit from the borrower's sale or refinancing of the property. For larger loans, we may elect to partner with other lenders. Accordingly, though each loan may carry identical interest rates, the overall risk adjusted return can be managed by fees charged and loan terms and is based on underwriting credit requirements and review. Typically, church loans will have a 5% origination fee charged, have a one year term and may have a 5% renewal fee charged. Non-church loans are charged a 10% origination fee, may have terms beyond one year and may not have a renewal fee charged.

Our fees and interest rates are similar to the costs of specialized construction and development loans or underwritten bond issues, and less than sub-prime lenders. Banks and insurance companies, who make loans on similar properties that are larger and more fully developed, typically charge lower interest rates. These conventional lenders typically charge 0.5% to 2.5% origination fees. We are paid more because of our experience, advice and willingness to finance organizations in their development stage. Our costs of administering these loans require us to charge higher loan fees and interest rates. The chart below outlines the relative loans outstanding as of December 31, 2005.

                                Principal              %
 Borrower                      Outstanding        Outstanding           Initial              Origination    Renewal
   Type                        Dec 31, 2005       Dec 31, 2005           Term*       Rate        Fee*         Fee*
------------------------------ -------------------------------------------------------------------------------------
Daycare/Schools                 $         0              0%              1 year       10%         10%         None
Churches                        $ 8,971,537            7.3%              1 year       10%          5%           5%
Senior Housing
 - Loans                        $ 38,901,607          31.7%              1 year       10%         10%         0-5%
 - Real Estate Joint
Venture
Investments                     $ 14,425,955          11.8%              1 year       10%         10%         0-5%
Family Housing Development      $ 60,255,260          49.2%              1 year       10%       5-10%         0-5%
                                ------------         ------
                                $122,554,359         100.0%
                                ============         ======

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

We make three basic types of loans: Development and acquisition loans, construction loans and semi-permanent loans. The development and acquisition loans involve the most risk of the borrower's failure to make timely payment of interest or for us to lose principal in the event of default. Construction loans are made when a property is ready to begin construction or renovation, so the risk is somewhat less. Semi-permanent loans are made on completed properties that are being used for their intended purpose, so they involve the least risk to us of the three categories. The following table shows the amount of each of these types of loans in our portfolio at December 31, 2005:

   Type of                        Principal Outstanding      % of principal at
     Loan                         at December 31, 2005       December 31, 2005
     ----                         --------------------       -----------------
Development and acquisition            $ 8,684,314                    7.1%
Construction                           $54,650,576                   44.6%
Semi-permanent                         $59,219,469                   48.3%
                                       ------------                 -----
                                       $122,554,359                 100.0%
                                       ============                 =====

The following are further descriptions of each of these three types of loans:

Development and Acquisition Loans. We will provide financing to young growing churches, non-profit and for-profit owners of senior housing facilities, non-profit and for-profit sponsors of affordable/low-income housing projects and other ministries that we judge to possess excellent growth or income potential and which show a strong ability to repay a loan through their growth or income (as in the case of senior housing, for instance.) These borrowers may lack the history, size, equity or income required by conventional lenders or bond underwriters. Development and acquisition loans may be used to acquire property that is either developed or to be developed (in conjunction with a construction loan provided by us or another lender). Each loan is initially made for one to three years; however, these loans may be renewed, with or without fees, for a maximum of three years under normal circumstances. Normally these loans are refinanced by banks or others before there is a reduction in principal. During 2005, one loan in the amount of $1,050,045 was refinanced by a commercial bank and two loans in the amount of $126,109 were partially refinanced.

Construction Loans. Construction loans are typically made to finance the construction of new facilities, renovate existing facilities, and to develop family housing projects. They normally have a maturity of one to three years. The borrowers may lack the history, size, equity or income required by conventional lenders. Borrowers typically pay interest only on the outstanding balance drawn for construction. We focus primarily on loans of less than $1,000,000 for churches and day-care facilities; larger loans are required to develop senior housing, family housing projects and student housing. Our largest construction loan to date has been $13,000,000, which was for a family housing project. For large loans we may partner with another lender. These have included loans where we have been equal partners, where our portion was subordinated to that of our partner and where we have guaranteed payment to our partner. We currently have five loans in which we have partnered with a commercial bank or other lenders. The total of these loans was $59 million at December 31, 2005, of which $31.6 million was provided by the other lenders. We require the customary documentation for construction loans, including lien subordinations and waivers, builders risk insurance, budgets and assignment of relevant contracts to us. We make weekly disbursements on finished invoices and require interim lien waivers on all disbursements.

Semi-permanent Loans. These are often called mini-perms or bridge loans. They are issued for as long as three years and may be linked to a construction or development and acquisition loan. Once a property is being used for its intended purpose, the loan is converted from a construction or acquisition and development loan into a semi-permanent loan. Also, they are often used by churches and other borrowers who expect to receive pledges, grants, leases or other anticipated income but who are in need of immediate funds. The loans are usually repaid by other forms of financing, such as church bonds or conventional loans. We will assist the borrower in finding long term financing through some of the lenders with which we have established relationships, or we will sell the loan to one of these lenders. During 2005, eight loans totaling almost $23 million were partially refinanced by an outside lender.

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

Our loan policies

Loan Terms and Conditions. Each loan is secured by a first or second mortgage lien or a pledge of the borrower's LLC ownership interest if the property is owned by an LLC, a pledge of revenue and, where we determine necessary, limited personal guarantees made by members or principals of the borrowers. We may provide a fixed or variable rate loan. Our loans on senior housing facilities may include a participation feature where there is the possibility of additional income from the borrower upon the borrower's refinancing of a property or the sale of the property acquired by a borrower and resold during the term of our loan. The terms and conditions offered to borrowers, including interest rates, fees, maturities and guarantees, will be based upon current market conditions and factors like our operating expenses and the loan's origination expenses. We charge each borrower an application fee to offset the cost of loan origination and approval, legal fees and out-of-pocket expenses. We charge a commitment and closing fee and may also charge a loan renewal fee. These fees may be paid in cash by the borrower or added to the loan principal, at our discretion. We generally require the normal protections afforded commercial lenders, including title insurance, real estate surveys, appropriate resolutions by the borrower, appraisals of the property, and the issuance of fire and extended insurance coverage.

Loan Guarantees. Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require a guarantee from the Company as a condition of the extension of the loan by the financial institution. The guarantee is limited to amounts under the loans and only covers outstanding principal and accrued interest and terminates upon maturity and principal repayment. At December 31, 2005, there were three loans with a potential total of $27,697,300 for which we have a guarantee. The total amount outstanding and therefore guaranteed at December 31, 2005 was $27,456,540. All of the loans which have a guarantee are current based on the respective loan terms. See Note 14 (page F-17) of the "Notes to Financial Statements" for additional information about these guarantees.

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

Most of the organizations that we loan to have little or no assets with which they can provide additional guarantees, collateral or equity for the project. We will seek to obtain additional guarantees from the principals of the church or organization, or from an affiliated organization that can provide the additional security or collateral; however, the majority of our loans are made with little or no equity from the borrower. For the return of our investment, we rely on the value of the property to be acquired/developed, the feasibility of the project and the expertise and knowledge of the developer and manager.

Loan investments we have made

This chart shows the number and amount of new real estate loans and joint venture investments that we have made in each of the last seven years:

                                 Number of                      Amount of
         Year                    loans made                    loans made
         ----                    ----------                    ----------
         1999                         17                      $12,953,200
         2000                         10                      $11,041,500
         2001                         11                      $14,029,191
         2002                         16                      $30,383,224
         2003                         10                      $14,622,943
         2004                          8                      $17,562,888
         2005                          8                      $16,405,561

Each of our loans has a date when the full principal amount becomes due, or when we may call the loan for repayment.

These are the number and amount of our real estate loans and joint venture investments at December 31, 2005, which become due or callable in 2006 and in later years:

                                 Number of loans                 Principal
         Year                    due or callable              due or callable
         ----                    ---------------              ---------------
         2006                         34                      $ 47,441,439
         2007                          7                        74,523,104
         2008                         -0-                              -0-
         2009                          2                           589,816
         2010                         -0-                              -0-
         2011/thereafter              -0-                              -0-
                                     ----                     ------------
         Total                        43                      $122,554,359

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

A specific impaired loan loss allowance is recognized when an impaired loan's carrying amount exceeds the present value of expected future cash flows or the collateral's net realizable value if the loan is considered collateral dependent. We would place a loan on non-accrual status if a loan is 180 days past due under the terms of the loan agreement and we have determined that an allowance for impairment loss should be recognized on the loan. In our history, we have had six loan delinquencies of more than six months. At December 31, 2005, five loans are past due more than 180 days; however, we have not placed any of them on non-accrual status because the underlying collateral for each loan is greater than the outstanding loan amount and we believe that we will receive the entire outstanding amount on each loan. No allowance for specific impaired loan loss was recognized. During 2005 we foreclosed on a church loan and repossessed the land and building that collateralized the loan. This was our first ever foreclosure. We have determined that the net realizable value of the foreclosed assets is greater than the loan's carrying amount; therefore, we did not recognize a loan loss. We have never realized a loan loss write-off and would do so upon the borrower filing bankruptcy or when other collection methods have been exhausted and foreclosure is likely. The charge-off would be equal to the amount in which the loan's carrying amount exceeds the net realizable value of the collateral.

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

Subsidiaries

We had no  subsidiaries  as of December 31, 2005. See Item 12 and Note 17 of our
"Notes  to  Financial   Statements"   for   information   regarding  two  former
subsidiaries, Wellstone Communities, Inc. and Wellstone Financial Group, LLC.

Item 2. Description of Property.

In February 2003, we moved our growing staff into a 4,400 square foot office building in Cumming, Georgia. We paid $532,040 to purchase the building and as of December 31, 2005, there is a $417,294 mortgage on the building. Effective August 1, 2004, we began leasing the office and its furnishings to Cornerstone Capital Advisors for $5,000 per month. See Note 3 (page F-10) of the "Notes to Financial Statements" for additional information about this lease. We also owned two nearby office condominiums, on which there was a mortgage loan with a $161,015 balance as of December 31, 2005. They were leased to two tenants, for a total of $2,400 per month. We sold these two office condominiums in February 2006 for $272,000, recognizing a $52,000 gain from the sale. In our management's opinion, the properties are adequately insured.

Item 3. Legal Proceedings.

Laws of many states provide an exemption from registration for offerings of securities approved for listing on the Chicago Stock Exchange. Since April 2000, we have considered our securities to have been approved for listing on the Chicago Exchange. Prospectuses for our public offerings of bonds and common stock, as well as our publicly-filed reports, have included statements that our common stock was approved for listing on the Chicago Exchange.

     On December 3, 2004, a letter from the Chicago Exchange denied our application for listing and said that it had not previously approved our common stock for listing. However, on February 4, 2005, a second letter from the Chicago Exchange said that, upon review, it had apparently approved our common stock for listing subject to the completion of an offering that would meet the Chicago Exchange's numerical standards for shareowners' equity, number of public shareholders and publicly held shares. A March 1, 2005 clarification from the Chicago Exchange said that it agreed that our status was not inconsistent with our being "approved for listing upon notice of issuance," the language used in state exemption laws. That being said, our common stock and other securities will not be listed on the Chicago Exchange in the future.

     Based upon the Chicago Exchange's position in its December 3, 2004 letter, securities regulators for several states have raised the issue of whether we lawfully offered and sold securities without registration in those states and/or whether our prospectuses and publicly-filed reports were false and misleading, in their reference to Chicago Exchange approval for listing. The following paragraphs describe the status of some of such states' regulators proceedings. While we do not believe that we have violated any securities laws in connection with our previous reliance on the Chicago Exchange exemption, we have to date elected to settle all such related state regulatory actions where the costs of such settlements are likely to be significantly less than the costs of litigation in each state.

     On February 4, 2005 the Texas State Securities Board told us that, by February 11, 2005, we must either sign an Agreed Cease and Desist Order and pay a $25,000 fine or it would obtain an emergency administrative cease and desist order, without our being represented. We chose to sign the order on February 9, 2005 and paid the fine. The order states that we must "immediately cease and desist from engaging in conduct that is materially misleading or is otherwise likely to deceive the public in connection with the offer for sale of any security in Texas."

     On March 10, 2005 we attempted to register our Series F bonds and common stock in New Jersey by filing a registration statement with the New Jersey's Bureau of Securities. Because our initial prospectus for the Series F bonds and common stock included the statement that the our common stock was approved for listing on the Chicago Exchange upon notice of issuance, the New Jersey Bureau of Securities denied the effectiveness of our registration statement by issuing a Stop Order on October 5, 2005. According to the Stop Order we are prohibited from selling the Series F bonds and common stock in the State of New Jersey.

     On April 26, 2005 we consented to an entry of a Cease and Desist Order by the Minnesota Commissioner of Commerce that we cease and desist from offering and selling securities in Minnesota until we are in compliance with Minnesota statutes and until the Commissioner's further order. We also agreed to redeem all certificates purchased by Minnesota residents and to pay an $8,000 civil penalty.

     On August 11, 2005, the Ohio Division of Securities sent us a draft of a Cease and Desist Order, the terms of which did not require us to pay fines or give rescission offers. We to agreed to the Cease and Desist Order, and on September 12, 2005, the Ohio Division of Securities issued the Cease and Desist Order. According to the terms of the Order, we are ordered to refrain from offering to sell unregistered securities in Ohio unless a proper exemption from registration exists.

     On August 25, 2005, at the informal request of Maine's Office of Securities, we made rescission offers to investors in Maine.

     On September 20, 2005 we entered into a Consent Agreement with the Indiana Securities Division, the terms of which required us to give rescission offers to Indiana investors, pay a $600 investigation expense cost, and refrain from violating provision of the Indiana Securities Act in the future.

     On September19, 2005 we entered into a Consent Order with the Michigan Office of Financial and Insurance Services, and we agreed to make rescission offers to investors, and pay a $4,000 fine to the State of Michigan Office of Financial & Insurance Services.

     At the request of the Tennessee Department of Commerce and Insurance Securities Division, and because the Tennessee Securities Division believed four Tennessee shareholders received incorrect prospectuses when buying our registered common stock, we redeemed eight shares of our common stock owned by these four Tennessee shareholders, and in October 2005, the Tennessee Department of Commerce and Insurance Securities Division approved our calculation of rescission offers made to these four Tennessee shareholders.

     On October 27, 2005, the Colorado Division of Securities sent us a draft of a Stipulation for Consent Cease and Desist Order, the terms of which would require us to make rescission offers to certain Colorado investors. We agreed to the terms of this particular Order, and have subsequently made the rescission offers set forth in the Order

     Since February 2005, we have been discussing our previous offers to sell securities in Kansas with the Kansas Office of the Securities Commissioner, and on August 24, 2005, the Kansas Office of the Securities Commissioner requested that we provide them with additional information relating to these offers to sell. On September 12, 2005, we provided the Kansas Office of the Securities Commissioner with the requested additional materials, and as of the date of this prospectus, we have not received any additional requests or correspondence from the Kansas Office of the Securities Commissioner.

     As a result of the aforementioned rescission offers we have made in Colorado, Indiana, Maine, Michigan, and Tennessee, combined with the redemption order issued by the state of Minnesota, we have paid approximately $1,065,500 to those investors who either elected to accept our rescission offers or received our mandatory redemption payments.

     As of March 27, 2006, we are not aware that any other state has instituted any formal proceeding on this or any other issue related to any of our securities offerings, and we are not a party to any other pending legal proceeding. We are not aware that any of the properties covered by our mortgage loans is subject to any pending legal proceeding or that any governmental authority is contemplating any legal proceeding involving us or any of those properties, other than as described above.

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

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

a) Items required by Item 201 and Item 701 of Regulation S-B:

o The Issuer's common stock is not approved for listing on any stock exchanges. No sales of unregistered securities occurred in 2005.

o The Issuer has no outstanding options, warrants or securities convertible into common stock as of December 31, 2005. There is an aggregate 24,839 shares of the Issuer's common stock owned by its directors and executive officers and any shareholder it knows to beneficially own 5% or more of the outstanding shares of its common stock. These shares could be sold under Rule 144.

o The Issuer has filed a Form SB-2 Registration Statement in which the Issuer proposes to publicly offer 5,000,000 shares of its common stock at the same $6.50 price per share as in its previous offerings. There is no public trading and therefore no market price of the common stock that could be affected.

o    There are 487 holders of record of the Issuer's common stock.

o For the last two fiscal years, the Issuer has paid semi-annual cash dividends on its common stock, at an annual rate of 9% on the $6.50 share price. Earnings are the only restriction that may limit the ability to pay future dividends.

b) The Issuer is not required to furnish the information pursuant to Rule 463 of the Securities Act of 1933.

c) The Issuer repurchased 2,341, 4 and 2,823 shares of its common stock during October, November and December 2005, respectively. All shares were repurchased at $6.50 per share. The repurchases were not part of a publicly declared plan to repurchase shares.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Selected financial data.

Please read the following selected financial data in conjunction with the rest of this "Management's Discussion and Analysis or Plan of Operation" and with our financial statements and related notes in this filing.

                                                    Year ended
                                                   December 31,
                                    2005               2004            2003
                                    ----               ----            ----
Revenues                        $15,703,121        $13,154,641     $10,923,548
                                -----------        -----------     -----------

Investor interest expense        11,638,145          9,263,934       7,246,202
Loan loss expense                   100,000            257,000         375,000
Marketing expenses                1,082,967          1,004,511         630,508
Management & advisory fees        1,444,264          1,205,069       1,013,730
Operating expenses                  695,756            775,787       1,091,962
                                -----------        -----------     -----------
   Total expenses                14,962,132         12,506,301      10,357,402
                                -----------        -----------     -----------
Operating income                    740,989            648,340         566,146
Income tax provision                163,362            136,973          87,266
                                -----------        -----------     -----------
Net income                      $   577,627        $   511,367     $   478,880

Overview of operations.

We have always focused on serving non-profit organizations. We offer specialized programs for church and other non-profit sponsors of senior housing and affordable/moderate income housing programs. Nearly all of our earnings prior to 2001 came from financing church facilities. During the last quarter of 2000, we began to realize revenues from investment in senior housing and affordable/moderate income and age-restricted housing project loans. During the last quarter of 2004, we began making loans to for-profit sponsors of affordable/low-income housing projects and in 2005 we began making loans to for-profit owners of senior housing facilities.

We generate revenue from:

o    interest on loans

o    origination and renewal fees on loans

o    loan participation income

o    interest on securities

We currently charge a 5% to 10% fee on new loans, based upon expected terms, and renewal fees of as much as 5% of the outstanding balance of the renewing loan. Our interest rate on all new loans is currently from 9% to 10%. Some loans are participating loans, which enables us to receive income from the borrower when the borrower sells or refinances (with another lender) the property in which we provided the financing. The participation percentage varies between 25% and 33% of the borrower's gain.

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

Comparison of Periods Ended December 31, 2004 and December 31, 2005

General. Assets increased from $134,407,935 at December 31, 2004 to $153,060,088 at December 31, 2005 for an increase of $18,652,153 or 14%. This increase is a result of the sale of Investor Certificates and Mortgage Participations, net of redemptions of $12,694,967, a $5,127,274 increase in accrued Investor

Certificate interest payable and new common stock issuances of $605,242. With the additional net cash from these items we invested in real estate loans and joint venture investments, net of principal payments received, of $10,417,540. Total revenue increased for the year ended December 31, 2005 by $2,548,480 or 19% from $13,154,641 in 2004 to $15,703,121 in 2005. Net income for the year ended December 31, 2005 was $577,627 compared to $511,367 for the year ended December 31, 2004.

Total real estate loans and joint venture investments outstanding on December 31, 2005 was $121,104,139 compared to $110,686,599 on December 31, 2004 for an increase of $10,417,540 or 9.4%. This increase is due to sales of Investor Certificates and Mortgage Participation Agreements and the subsequent origination or refinancing of real estate loans and joint venture investments, as follows:

New real estate loan originations                                  $15,741,719
Increase in existing loans, net of principal received                1,992,220
New real estate joint venture investments made                           -0-
Decrease in existing real estate joint venture investments          (7,316,399)
                                                                   -----------
                                                                   $10,417,540

All other assets composed primarily of cash, bond holdings, property and equipment, and unamortized debt issue costs were $31,955,949 as of December 31, 2005. Bond holdings increased approximately $10 million due to the purchase of $10,730,000 in tax-free bonds and $1,953,000 in church bonds net of $2,543,000 in tax-free bond redemptions.

Our cash balance decreased $2,715,466 from $15,162,659 on December 31, 2004 to $12,447,193 on December 31, 2005. The large cash balances on hand at the end of 2005 and 2004 were due to large principal payments received during December of each year from real estate joint venture investments and senior housing real estate loans. We anticipate using the cash on hand at the end of 2005 to make new loans during the first three to five months of 2006.

Principal and interest payable on Investor Certificates and Mortgage Participation ("MP") Agreements increased $17,785,244 or 14% from $127,823,355 as of December 31, 2004 to $145,608,599 as of December 31, 2005. In 2004, the
Company filed a registration statement with the Securities and Exchange Commission to sell up to $20,000,000 in additional Investor Certificates and $9,750,000 in Common Stock. The registration statement was approved on November 1, 2004 which allowed us to start selling new Investor Certificates in the first quarter of 2005 and continue the substantial increase in outstanding certificates and the subsequent investment in new real estate loans and joint venture investments.

Real estate loan and joint venture interest and fees earned. Interest income and fees from real estate loans and joint venture investments for the years ended December 31 is as follows:

                                                       2005              2004            Increase          %
                                                       ----              ----            --------         ---
                                                 $14,093,734          $12,668,299        $1,425,435      11.3%
The increase was due to the following:
Increase in average outstanding principal                                                $2,832,490
   ($127,484,677 - 2005; $98,295,723 - 2004)
Decrease in weighted average interest rate                                                 (167,103)
   (9.72% - 2005; 9.89% - 2004)
Decrease in loan fees recognized                                                         (1,239,952)
                                                                                         ----------
                                                                                         $1,425,435

The increase in average outstanding principal is due to the addition of 8 new real estate loans with outstanding principal of $16,405,561 and an increase in the average outstanding principal on existing loans of $12,783,393. Loan fees recognized decreased because three large loans that we originated in late 2003 and early 2004 had their loan fees fully recognized by early 2005, thus decreasing 2005's revenue as compared to 2004. Two of our new loans that we originated in early 2005 did not have loan fees charged so we were not able to replace all of this revenue in 2005. In the second half of 2005, we charged over $2,100,000 in new loan fees to various borrowers which should increase our recognized loan fees in 2006.

Loan participation and other income. For the year ended December 31, 2005, loan participation and other income increased (decreased) as follows:



                                     2005           2004             Change
                                     ----           ----             ------
Investment income                 $  590,866      $433,476        $  157,390
Loan participation & other         1,018,521        52,866           965,655
                                  ----------      --------        ----------
   Total                          $1,609,387      $486,342        $1,123,045

The Company's investment income is from the purchase of tax-free bonds used as permanent financing for projects the Company funded during their development and initial operations, local church bonds and from interest income on the Company's excess cash. The increase in investment income is due to the purchase of church bonds in 2005 ($57,000) and from an increase in the short-term interest rates that we earned on our excess cash ($100,000). Loan participation and other income increased due to $825,000 in loan participation/break-up fees received in 2005, $104,000 in loan guarantee revenue recognized in 2005 and an additional $35,000 in rent received from Cornerstone Capital Advisors in 2005 as compared to 2004. We received no loan participation revenue and recognized no loan guarantee revenue in 2004.

Investor interest expense. Investor interest expense for the year ended December 31, 2005 was $11,638,145, an increase of $2,374,211 or 26% compared to 2004. The increase is due to:


Increase in average outstanding certificate principal, including     $2,536,450
 interest payable subject to compounding
   ($127,800,221 - 2005; $98,723,402 - 2004)
Change in weighted average interest percentage                          (29,617)
   (8.72% - 2005; 8.75% - 2004)
Decrease in average outstanding Mortgage Participation principal
   ($4,947,090 - 2005; $6,273,310 - 2004)                              (132,622)
                                                                     ----------
                                                                     $2,374,211

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

Even though we have not incurred a loan write-off, we increased our loan loss allowance in 2003 because of an increase in our family housing development loan portfolio's relative credit risk. The increased credit risk was caused by slower than expected new home sales in the fourth quarter of 2003, which was a result of slower than expected growth in the U.S. economy. The increase in our loan loss allowance during 2004 was due to: 1) an increase in the family housing development loan portfolio's outstanding principal, resulting in $100,000 in loan loss expense, 2) slower than expected new home sales volumes at two projects, and 3) an increase in the time that it has taken three projects to finish the development phase and start selling homes. The slower than expected home sales and the development time increases have increased the relative credit risk of these projects which resulted in an additional $157,000 in loan loss expense in 2004. In 2005, we increased our allowance for loan loss $100,000 due to an increase in our family housing development loan portfolio's outstanding principal. We will continue to review the credit risk of these projects each quarter and make adjustments to our allowance for loan losses based on the results of our reviews.

The allowance for loan loss increases that we've made are classified as collective loan loss allowances. A collective loan loss allowance is recognized when the characteristics of a group of loans indicate that it is probable that a loss exists even though the loss cannot be identified with a specific loan. The allowance for loan losses is reviewed quarterly and increases or decreases will be made based on the results of these reviews.

As of December 31, 2005, one joint venture investment loan and four church loans were considered impaired because they were at least six months behind on their interest payments. The joint venture investment loan had a carrying amount of $6,084,377 and the four church loans had a combined carrying amount of $3,854,226. In total we had $9,938,603 (8% of our total loan principal outstanding) in impaired loans. At December 31, 2004 we had one church loan with a carrying amount of $263,291 that was impaired. This increase was due to the lack of growth in the borrower's operating results which meant that they were not able to pay all of the interest on their loans. We have received an appraisal on the joint venture investment loan collateral and it is worth approximately $1.3 million dollars more than our loan's carrying amount; therefore, we have not recognized a loss on this loan. We continue to monitor the operating progress of this borrower and are actively involved in possible re-financing opportunities for this property. Three of the four impaired church loans received second mortgage financing in January 2006 and have been able to pay all of their back interest with these funds. The second mortgage holder is Church Growth Foundation, Inc. which is a former Company shareholder.

As of December 31, 2005, allowance for loan losses as a percent of outstanding loan principal by loan type:

                                           Loan Loss     Outstanding
                                           Allowance      Principal        %
                                           ---------      ---------       ---
Family Housing Development Loans         $ 732,000       $ 60,255,260     1.2%
Church Mortgage Loans                         -0-           8,971,537       0%
Senior Housing Mortgage Loans                 -0-          38,901,607       0%
Real Estate Joint Venture Investments         -0-          14,425,955       0%
                                         ---------       ------------     ---
  Total                                  $ 732,000       $122,554,359      .6%

Marketing expenses. Total expenses for the marketing of investor certificates for the year ended December 31, 2005 were $1,082,967 compared to $1,004,511 for 2004. The increase is due to:

                                       2005         2004          Change
                                       ----         ----          ------
Debt issue cost amortization        $ 968,955     $ 822,862      $146,093
Compliance and registration            51,234         7,891        43,343
Printing and promotions                19,581        66,619       (47,038)
Other marketing costs                  43,197       107,139       (63,942)
                                   ----------    ----------       -------
       Total                       $1,082,967    $1,004,511       $78,456

Debt issue cost amortization expense increased due to Investor Certificates and Mortgage Participations sold since December 31, 2004. This expense will continue to increase as new Investor Certificates and Mortgage Participations are sold. Compliance and registration costs are up due to the Chicago Stock Exchange issues that we have had to deal with in 2005 (see Part I, Item 3 on page 8 for more information). Printing and promotions costs are down because we did not use outside consultants to market our securities in 2005. Other marketing costs decreased because we eliminated our full-time marketing manager position during 2004 because we no longer deemed this position necessary. If we determine in the future that we need help to market our certificates or stock we will most likely hire an independent consultant and use them for a specific program or issue.

Selling commissions paid to brokers for selling Investor Certificates and Mortgage Participations and costs incurred to register Investor Certificates are paid in cash and charged as an expense over the term of the related debt. The unamortized balance is classified as an asset on the Balance Sheet as "Unamortized debt issue costs". The balance was $2,748,855 and $2,671,340 as of December 31, 2005 and 2004, respectively.

Operating and management/advisory expenses. Management and advisory expenses for the year ended December 31, 2005 increased $240,195 or 20% from $1,205,069 in 2004 to $1,445,264 in 2005. The increase is due to the Company's growth in revenues. Prior to July 1, 2003, our employees were paid directly by the Company. On July 1, 2003, Cornerstone Capital Advisors ("CCA") hired all of our employees and has billed us according to the terms of the advisory agreement, which is described below.

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

Please see Note 3 of the "Notes to Financial Statements" for additional information about our agreement with CCA and for amounts that we have paid to CCA during 2005 and 2004.

For the year ended December 31, 2005, operating expenses were $695,756, which is a decrease of $80,031 from 2004's operating expenses of $775,787. This change is due to:

Consulting Expense              ($74,161)
Legal Fees                        90,019
Appraisal Costs                  (23,708)
Travel Expense                   (37,039)
Office Expenses                  (30,846)
Other                             (4,296)
                                --------
                                ($80,031)

Consulting expense decreased because in 2004 we used consultants to identify new markets for our loans in the African-American church community and in the low-income apartment housing market. We have not used consultants for any material projects in 2005. Legal fees have increased due to the legal proceedings concerning the Chicago Stock Exchange. Appraisal costs decreased because we ordered fewer appraisals in 2005 than we did in 2004. Travel expenses decreased because we have not had to travel as much in 2005 as compared to 2004. We are being more effective in determining when we have to travel and when we can use technology to conduct business via the internet or other methods instead of traveling. Office expenses decreased due to the change we made in the CCA management and advisory contract on August 1, 2004. When the new contract was put in place, CCA became responsible for paying the normal office operating costs that we had been paying prior to August 1, 2004 which reduced our costs in 2005 as compared to 2004.

Income tax provision. The income tax provision for the year ended December 31, 2005 was $163,362 compared to $136,973 for the year ended December 31, 2004. The increase in income taxes is due to an increase in pre-tax income. The Company's effective tax provision rate for 2005 and 2004 was 22.1% and 21.1%, respectively. A reconciliation of the Company's effective tax provision rate to the federal statutory rate is included in the attached "Notes to Financial Statements" (Note 10).

Dividends. Dividends of $489,177 and $421,353 were declared in 2005 and 2004, respectively.

Liquidity and Capital Resources

Cash flows from operations. Net cash provided by the Company's operations for the years ended December 31, 2005 and 2004 was $5,283 522 and $2,066,663,
respectively. This increase was due to an increase in net income, depreciation and amortization expense, accrued investor certificate interest, accounts and other payables and cash received from loan fees and interest, plus a decrease in other assets. These positive cash flow items were partially offset by an increase in loans in process, an increase in accrued bond holdings interest, an increase in deferred tax assets, and a decrease in loan loss expense.

Investor and mortgage participation interest payable increased $5,090,277 in 2005 due to an increase in outstanding debt and because approximately 33% of the Investor Certificate holders who purchased certificates in 2003 through 2005 have elected to reinvest the interest due to them each year and not receive the interest in cash until maturity.

Included in the 2005 and 2004 changes in accrued real estate loan and joint venture interest and deferred loan fee amounts is $966,250 and $1,498,830 in interest, which was financed as part of loan principal. We receive monthly interest payments on our loans except when the terms of certain loans allow borrowers to finance interest payments while the collateralized property is under development or construction. A summary (by loan type) of the amount of net financed interest for the years ended December 31, 2005 and 2004 is as follows:

                                      2005               2004
                                      ----               ----
Family Housing Development          $584,877         $1,005,142
Church                                15,775             33,093
Real Estate Joint Venture            365,598            460,595
                                    --------         ----------
                                    $966,250         $1,498,830

The amount for 2005 represents interest accrued and financed in 2005, net of payments received in 2005 that were financed in previous years. 2004's amount represents interest accrued and financed in 2004, net of payments received in 2004 that were financed in previous years.

The decrease in the family housing net financed interest in 2005 as compared to 2004 is due to: 1) four loans moving from their development phase into their sales phase which meant that we started to receive previously financed interest, and 2) an $850,000 principal pay down on a project in Mableton, GA which resulted in our receipt of previously financed interest. In the second half of 2005 we originated six new family housing loans which will require us to finance the interest during the development stages of their operations. This, along with another five to 10 proposed new family housing loans will increase our financed interest significantly in 2006. We will still have a minimum of four loans that will be in the sale phase of their project and paying interest but the interest payments from these projects will not be enough to offset the new loans' financed interest. We anticipate that between $3.0 and $3.5 million in interest will be financed in 2006. It is anticipated that the majority of the loans that finance their interest in 2006 will move into their sales phase of operations by early 2007 and start paying their current and previously financed interest.

The Real Estate Joint Venture financed interest for 2005 is related to loans in San Antonio, TX and McKinney, TX. The San Antonio facility financed approximately $36,000 in interest in 2005 and is currently under renovation and will be operational by 2007. The McKinney, TX loan was responsible for the remainder of the financed interest. This loan is collateralized by raw land which was being developed for senior housing and just recently was changed to an age-restricted family housing development. We have been financing the interest on this loan since June 2003. Our other Real Estate Joint Venture Investment loans are collateralized by existing facilities that only needed to be remodeled. Therefore, the period in which the interest is being financed on the McKinney loan is much longer than the other Real Estate Joint Venture Investment loans. Normally, we finance two to six months' of interest on senior housing loans. We anticipate, due to the size of the McKinney project, that we will finance interest for another 12 to 16 months.

Cash flows from investing activities. For the year ended December 31, 2005, the Company used $19,590,772 in cash from investing activities which is a decrease of $5,142,394 from $24,733,166 for the year ended December 31, 2004. The decrease was due to the following:

Increase in real estate loans and joint venture investments made   $14,225,574
Increase in real estate loan and joint venture investment
   principal payments received                                     (29,517,217)
Increase in bonds purchased, net of redemptions                     10,140,480
Other items, net                                                         8,769
                                                                   -----------
                                                                   ($5,142,394)
                                                                   ===========


The increase in real estate loans and joint venture investments made in 2005 is due to the Series F registration statement becoming effective in late 2004 and our selling of these securities in 2005 and due to the large amount of loan principal payments received which allowed us to reinvest this money into new and existing loans.

The increase in real estate loan and joint venture investment principal payments received is due to 1) four family housing projects moving into the sales phase of their operations and we have begun to receive principal payments (approximately $11.0 million), 2) large loan pay-downs on two loans and one loan pay-off ($5.1 million) and 3) senior housing loan proceeds received as a result of the sale of eight senior housing facilities to Wellstone Retirement Communities which resulted in an increase in principal payments received from senior housing facilities of $13.4 million over 2004's principal payments received.

The increase in bonds purchased is from the purchase of $1,953,580 in local church bonds and $10,730,000 in tax-free senior housing bonds, net of $2,543,100 in principal received from existing tax-free bonds.

Cash flows from financing activities. For the year ended December 31, 2005, the Company's financing activities provided $11,591,784, a decrease of $21,847,527 when compared to 2004's amount of $33,439,311. The decrease was due to:

Decrease in investor certificates and mortgage
  participations sold                                         ($15,351,971)
Increase in redemptions of investor certificates
  and mortgage participations                                   (5,124,353)
Decrease in common stock issued                                 (1,477,288)
All others, net                                                    106,085
                                                               -----------
Total decrease                                                 (21,847,527)

The decrease in investor certificate and mortgage participation sales is due to a decrease in the amount of registered certificates that we had available to sell in 2005 as compared to 2004. The increase in redemptions of investor certificates and mortgage participations is due to the pay-off of two senior housing loans in December 2005 that were used to collateralize our mortgage participations. The decrease in the amount of common stock issued was due to the decrease in the amount of available registered securities.

In February 2006, we filed a new registration statement with the Securities and Exchange Commission which, if approved, will allow us to sell up to $60,000,000 in Series G Investor Certificates and $32,500,000 in common stock and continue our increase in outstanding certificates and common stock.

We have $23,058,930 in Investor Certificates coming due or redeemable upon demand in 2006, as follows: $10,921,029 - graduated certificates; $1,406,641 - access certificates; $10,921,029 - five-year certificates. Graduated certificates can be redeemed yearly on the anniversary date of the purchase and access certificates are due on demand. Based on past experience, we expect less than 20% of the graduated and access certificates to be redeemed in 2006 and, if we have registered certificates available to sell, we expect that approximately 75% of the maturing five-year certificates will be reinvested into new Investor Certificates. However, there is no guarantee that this will happen. We will ensure that we have enough cash available to handle these maturities.

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

Total real estate loans and joint venture investments outstanding on December 31, 2004 was $110,686,599 compared to $82,723,500 on December 31, 2003 for an increase of $27,963,099 or 34%. This increase is due to sales of Investor Certificates and Mortgage Participation Agreements and the subsequent origination or refinancing of real estate loans and joint venture investments, as follows:

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

Real estate loan and joint venture interest and fees earned. Interest income and fees from real estate loans and joint venture investments for the years ended December 31 is as follows:

                                                     2004              2003         Increase       %
                                                     ----              ----         --------      ---
                                                  $12,668,299       $9,319,835      $3,348,464    36%
The increase was due to the following:
Increase in average outstanding principal                                           $2,187,165
   ($98,295,723 - 2004; $76,076,836 - 2003)
Increase in weighted average interest rate                                             281,484
   (9.89% - 2004; 9.52% - 2003)
Increase in loan fees recognized                                                       879,815
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

Loan participation and other income. For the year ended December 31, 2004, loan participation and other income increased (decreased) as follows:


                                   2004              2003             Change
Investment income                $433,476         $350,071           $ 83,405
Loan participation & other         52,866        1,253,642         (1,200,776)
                                 --------       ----------        -----------
   Total                         $486,342       $1,603,713        ($1,117,371)

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

As of December 31, 2004, allowance for loan losses as a percent of outstanding loan principal by loan type:

                                        Loan Loss       Outstanding
                                        Allowance        Principal         %
                                        ---------      ------------       ---
Family Housing Development Loans        $ 632,000      $ 36,007,454       1.8%
Church Mortgage Loans                        -0-          9,285,858         0%
Senior Housing Mortgage Loans                -0-          9,286,352         0%
Real Estate Joint Venture Investments        -0-         56,945,936         0%
                                        ---------      ------------       ---
  Total                                 $ 632,000      $111,525,600        .6%

Marketing expenses. Total expenses for the marketing of investor certificates for the year ended December 31, 2004 were $1,004,511 compared to $630,508 for 2003. The increase is due to:

                                        2004        2003         Change
Debt issue cost amortization          $822,862    $510,924      $311,938
Management & Consulting                 76,194      44,186        32,008
Printing and promotions                 66,619      34,870        31,749
Other marketing costs                   38,836      40,528        (1,692)
                                    ----------    --------      --------
       Total                        $1,004,511    $630,508      $374,003

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

For the years ended December 31, 2004 and 2003, operating expenses were as follows:

                                          2004           2003        Change
                                          ----           ----        ------
a) Trust service/paying agent fees      $153,966     $  162,566     ($8,600)
b) Consulting fees                        76,860        142,794     (65,934)
c) Audit, accounting & tax services       68,403        102,846     (34,443)
d) Employee recruiting costs                -0-          46,335     (46,335)
e) Depreciation & amortization            66,861         56,695      10,166
f) Office expenses                       100,443        122,803     (22,360)
g) Legal expenses                         73,567         99,186     (25,619)
h) Subsidiary registration costs            -0-         113,473    (113,473)
i) Insurance                              41,557         38,508       3,049
j) Other operating expenses              194,130        206,756     (12,626)
                                        --------     ----------   ---------
Total operating expenses                $775,787     $1,091,962   ($316,175)


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

                                            2004                2003
                                         ----------           --------
Family Housing Development               $1,005,142           $339,820
Church                                       33,093              8,684
Real Estate Joint Venture                   460,595            449,085
                                         ----------           --------
                                         $1,498,830           $797,589

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

Cash flows from investing activities. For the year ended December 31, 2004, the Company used $24,733,166 in cash from investing activities which is an increase of $6,086,933 from $18,646,233 for the year ended December 31, 2003. The increase was due to the following:

Increase in real estate loans and joint venture investments made    $15,491,620
Increase in real estate loan and joint venture investment
   principal payments received                                       (7,605,203)
Decrease in bonds purchased, net of redemptions                      (1,216,250)
Decrease in fixed asset purchases, net of fixed asset sales            (583,234)
                                                                     ----------
                                                                     $6,086,933
                                                                     ==========

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

On August 27, 2004, we filed a new registration statement with the Securities and Exchange Commission which will allow us to sell up to $20,000,000 in Series F Investor Certificates and $9,750,000 in common stock. We were notified by the Securities and Exchange Commission that they were not going to complete a full review of the registration statement. The registration statement became effective on November 1, 2004 and we started to sell the securities registered under this statement in January 2005.

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

                                      Principal         Interest       Total
                                     ----------         --------     ----------
Amounts paid in cash (28%)           $1,276,823         $253,918     $1,530,741
Amounts reinvested (72%)              3,258,145          647,779      3,905,924
                                     ----------         --------     ----------
Total called/early redemptions       $4,534,968         $901,697     $5,436,665

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 2, 2005 we engaged Berman Hopkins Wright & LaHam, CPA's, LLP as the principal accountants to audit our financial statements. Our previous independent accountant, Robert N. Clemons, CPA, PA, was a sole practitioner who died suddenly and unexpectedly on September 23, 2005, which necessitated the change. Our previous auditor's report on our financial statements for either of the last two years did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principals. We did not have any disagreements with our former auditor on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure during the two most recent fiscal years and the subsequent interim period until the death of our auditor on September 23, 2005.

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

Name, residence address           Age                Responsibility
-----------------------           ---                --------------

Cecil A Brooks                    74             Director, Chairman of the
10206 Big Canoe                                  Board, President, CEO
Jasper, GA 30143

John T. Ottinger                  51             Director, Vice President, COO,
6020 Providence Lane                             Secretary and Treasurer
Cumming, GA 30040

Ted Fox                           74             Director
10575 Big Canoe
Jasper, GA  30143

Henry Darden                      72             Director, Member of the
614 Beverly Dr.                                  Loan and Audit Committees
Brandon, FL  33510

Jack Wehmiller                    58             Director
7034 George Barnes Road
Murrayville, GA  30564

Irving B. Wicker                  80             Director, Member of the
132 Eswick Drive                                 Audit Committee
Prattville, AL 36067

Directors are elected for three-year terms. Messrs. Darden and Fox will serve until the 2006 annual meeting, Messrs. Wehmiller and Wicker will serve until 2007 and Messrs. Ottinger and Brooks will serve until the 2008 annual meeting.


Cecil A. Brooks has served in these capacities since Cornerstone Ministries Investments, Inc. was founded. He graduated from Mercer University in 1952. After a varied career in sales and management, including real estate sales and development, he graduated from Reformed Seminary in 1975. He served as pastor of Trinity Presbyterian Church in Miami, Florida and on the staff of Mission to North America of the Presbyterian Church of America from 1983 to 1994. He formed the Investors Fund for Building and Development (the predecessor to Presbyterian Investors Fund, Inc.) in 1985 and served as President from its inception to its merger with us. Mr. Brooks has served on the boards of a number of non-profit organizations concerned with foreign missions and housing for the elderly. Mr. Brooks has over 20 years experience in all areas of the church mortgage lending and development business. Mr. Brooks has also worked closely with church bond underwriters and broker-dealers in the church lending market. He has been a director since 1985.

John T. Ottinger, Jr. has served as Vice President and Secretary/Treasurer since Cornerstone Ministries Investments, Inc. was founded. Mr. Ottinger is also our Chief Financial Officer and became our Chief Operating Officer in 2000. He graduated from the University of Delaware in 1976 and spent eight years in the lodging industry. Mr. Ottinger has served as pastor of an established church as well as organizing pastor in North Carolina. He joined the Presbyterian
Investors Fund, Inc. staff in 1985. Mr. Ottinger has 20 years of extensive experience in church lending. He has been a director since 1996.

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

Committees

Audit Committee. Two independent directors, Messrs. Darden and Wicker, are the audit committee. The audit committee will make recommendations concerning the engagement of independent public accountants, review their independence, the services they provide and the results of the audit engagement. The audit committee will also consider the range of audit and non-audit fees and review the adequacy of our internal accounting controls. We plan to appoint, by May of 2006, a director and audit committee member who is a "financial expert," as defined by regulations adopted under the Sarbanes-Oxley Act of 2002.

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

Item 10. Executive Compensation.

This summary compensation table shows all compensation paid to our two executive officers during 2004 and 2005:

                                                                         Annual compensation
    Name and principal position                                          Year          Salary
    ---------------------------                                          ----          ------
    Cecil A. Brooks, Chairman of the Board, President and CEO            2004         $200,000
                                                                         2005         $200,000
    John T. Ottinger, Vice president, Secretary, Treasurer and COO       2004         $150,000
                                                                         2005         $150,000

Their services for 2004 and 2005 were included in the administrative services agreement with Cornerstone Capital Advisors, Inc. Neither we nor CCA have employment agreements with them or any other employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table shows the beneficial ownership of our common stock on December 31, 2005, for shares owned by:

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

Name and address of                     Number of Shares       Percentage of  Total Common
Beneficial Owner                        Beneficially Owned     Stock Beneficially Owned
----------------                        ------------------     ------------------------
Cecil A. Brooks                               2,722                     *
10206 Big Canoe
Jasper, GA 30143

John T. Ottinger                              3,072                     *
6020 Providence Lane
Cumming, GA 30040

Ted Fox                                       6,083                     *
10575 Big Canoe
Jasper, GA 30143

Irving B. Wicker                              6,962                     *
132 Eswick Drive
Prattville, AL 36067

Henry Darden                                  6,000                     *
614 Beverly Dr
Brandon, FL 33510

All directors and executive officers         24,839                    2.8%
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

On July 1, 2003, we entered into a management and administrative services agreement with Cornerstone Capital Advisors, Inc. ("CCA") for it to provide our administrative, management and executive services. The agreement is for renewable one-year terms and may be terminated by either party upon 60 days' written notice. We do not have any employees of our own and CCA is subject to the supervision of our board of directors. Our two officers, Cecil A. Brooks and John T. Ottinger, are also officers and directors of Cornerstone Capital Advisors, Inc. We paid CCA $1,865,605 under this agreement in 2004 and $2,596,428 in 2005. See Note 3 of the "Notes to Financial Statements" for additional disclosures about our agreement with CCA.

In June 2004, we engaged Cornerstone Direct Public Offerings, LLC ("CDPO") to provide legal and administrative services for our Series F SB-2 Registration Statement filing with the Securities and Exchange Commission. The service fee was $75,000. In January 2005, we amended the agreement and paid an additional $20,000 to CDPO due to an increase in the amount of time needed to register the securities with the various state securities regulators. Also, in January 2004, we amended our previous service agreement that we signed in 2003 relating to our Series E SB-2 Registration Statement and paid an additional $25,000 to CDPO for cost over-runs related to the length of time needed for our registration statement to become effective. Two of our directors' serve on the Board of Directors of Cornerstone Direct Public Offerings' majority owner, Foundation for Christian Communities Development, Inc.

In December 2005, our two largest borrowers sold eight senior housing properties to Wellstone Retirement Communities I, LLC ("WRC") which is managed by CCA, which also serves as our manager. Two of our directors are also directors for CCA. As a result of this transaction, we received $63,190,168 in loan and bond holdings principal and we immediately supplied subordinated financing of $37,901,607 at 9.5% interest and a two year maturity to WRC to purchase the property. Approximately $10,151,000 in equity was contributed by unrelated accredited investors with the remaining $64,077,000 needed to purchase the properties supplied by third-party first mortgage financing.

During 2005, two loans were made to wholly-owned subsidiaries of Cornerstone Group Holdings, Inc ("CGH"). At the time that these loans were originated, two of our directors were also directors of CGH. Subsequent to the loan originations, both of our directors resigned from the board of CGH. These two loans were made at similar terms to that of our loans with independent third parties and were approved by all of our independent directors. As of December 31, 2005, the principal outstanding on these two loans was $1,384,404.

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

     1.3           Bond  Purchase  Agreement  (Incorporated  by  reference  from
                   Exhibit 1.2 of the Issuer's Registration Statement on Form SB-2, No. 333-118613, filed August 27, 2004.)

     1.4 Common Stock Purchase Agreement (Incorporated by reference from Exhibit 1.3 of the Issuer's Registration Statement on Form SB-2, No. 333-118613, filed August 27, 2004.)

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

     4.2           Form of Graduated Rate Bonds  (Incorporated by reference from
                   Exhibit 4.3 of the Issuer's Registration Statement on Form SB-2, No. 333-118613, filed August 27, 2004.)

     4.3 Form of five-year term Bonds (Incorporated by reference from Exhibit 4.3 of the Issuer's Registration Statement on Form SB-2, No. 333-118613, filed August 27, 2004.)

     4.4 Trust Indenture for Series B and C Certificates of Indebtedness (Incorporated by reference from Exhibit 4.4 of Issuer's Registration Statement on Form SB-2, No. 333-93475, filed January 14, 2000.)

     4.5           Trust  Indenture  dated  June  14,  2002   (Incorporated   by
                   reference from Exhibit 4.8 of the Issuer's Registration Statement on Form SB-2, No. 333-91564, filed June 28, 2002.)

     4.6 Trust Indenture dated April 29, 2003 (Incorporated by reference from Exhibit 4.6 of the Issuer's Registration Statement on Form SB-2, No. 333-104810, filed April 29, 2003.)

     21            Subsidiaries of the Issuer - the Issuer has no  subsidiaries;
                   therefore, no exhibit is attached.

     24 Power of Attorney (included in the Signatures section of this report)

     99.1          Certifications  pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002

     99.2          Code of Ethics

     (b) On November 15, 2005 the registrant filed Form 8-K, No. 001-32165, to report a change in the registrant's certifying accountant.

Item 14.  Principal Accountant Fees and Services.

On November 2, 2005 the Board of Directors engaged Berman Hopkins Wright & LaHam, CPA's, LLP as the auditors of the financial statements for the year ended December 31, 2005. Our previous independent auditor, Robert N. Clemons CPA, PA was a sole practitioner who died suddenly and unexpectedly on September 23, 2005, which necessitated the change.

No member of either firm mentioned above has a financial interest in Cornerstone Ministries Investments, Inc. All of the services described below were approved by our audit committee and the Board of Directors.

Audit Fees - fees for services rendered in connection with the audit of our annual financial statements, the review of financial statements included in our

Form 10-QSB's and for services that are normally provided by the accountant in connection with statutory and regulatory filings were $52,571 and $66,648 for the years ended December 31, 2005 and 2004, respectively.

Tax Fees - fees for tax services, including preparation of our tax returns and tax-related matters were $3,440 and $3,126 for the years ended December 31, 2005 and 2004, respectively.

All Other Fees - fees for the preparation and review of the financial sections of our Form SB-2 Registration Statements were $0 and $5,969 for the years ended December 31, 2005 and 2004, respectively.

All hours expended on the accountant's engagement to audit our financial statements were attributed to work performed by Berman Hopkins Wright & LaHam, CPA's, LLP and Robert N. Clemons CPA, PA's full-time, permanent employees.

                                   SIGNATURES

In accordance with Section 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             CORNERSTONE MINISTRIES INVESTMENTS, INC. (Issuer)

             By  S/Cecil A. Brooks
                 ----------------------------------------        March 27, 2006
                 Cecil A. Brooks, Chief Executive Officer

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

   Signature                                   Title                                       Date
   ---------                                   -----                                       ----
S/Cecil A. Brooks                Chief Executive Officer, President and              March 27, 2006
----------------------------     Chairman of the Board of Directors
   Cecil A. Brooks


S/John T. Ottinger               Vice President, Chief Operating Officer,            March 27, 2006
----------------------------     Chief Financial Officer, Secretary, Treasurer
   John T. Ottinger              and Director (principal accounting officer)



*S/Ted Fox                       Director                                            March 27, 2006
----------------------------
   Ted Fox


*S/Henry Darden                  Director                                            March 27, 2006
----------------------------
   Henry Darden


*S/Jack Wehmiller                Director                                            March 27, 2006
----------------------------
   Jack Wehmiller


*S/Irving B. Wicker              Director                                            March 27, 2006
----------------------------
   Irving B. Wicker


By: *S/Cecil A. Brooks,          attorney-in-fact                                    March 27, 2006
----------------------------
Cecil A. Brooks

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

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date:  March 27, 2006               s/Cecil A. Brooks
                                    -------------------------
                                    Cecil A. Brooks, Chairman of the Board,
                                    President, Chief Executive Officer


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

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: March 27, 2006         s/John T. Ottinger
                             ------------------------------
                             John T. Ottinger, Vice President, Chief Operating
                             Officer and Chief Financial Officer


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

To The Board of Directors and Shareholders
Cornerstone Ministries Investments, Inc.

             Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Cornerstone Ministries Investments, Inc., as of December 31, 2005 and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cornerstone Ministries Investments, Inc. as of December 31, 2004 and 2003 were audited by another auditor whose report dated March 17, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Ministries Investments, Inc. as of December 31, 2005 and the results of its operations, changes in shareholders' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



S/ Berman Hopkins Wright & Laham, CPAs, LLP
Winter Park, Florida
March 10, 2006

CORNERSTONE MINISTRIES INVESTMENTS, INC.
BALANCE SHEETS
December 31, 2005, 2004 and 2003

                                                                                 (Consolidated-
                                                                                  See Note 17)
                                                       2005             2004          2003
                                                       ----             ----          ----
ASSETS
Cash and cash equivalents                           $ 12,447,193   $ 15,162,659   $  4,389,851
Loan guarantee receivable                                     --         71,000             --
Loans in process                                         384,262         30,873        118,504
Real estate loans, net                               106,238,279     54,278,585     47,877,277
Real estate joint venture investments, net            14,865,860     56,408,014     34,846,223
Bond holdings and accrued interest                    14,315,771      4,013,733      4,001,333
Property and equipment, net                              762,135        812,221        873,101
Refundable income taxes                                       --             --         42,617
Deferred tax asset, net                                  143,837             --             --
Goodwill                                                 450,997        450,997        450,997
Unamortized debt issue costs                           2,748,855      2,671,340      1,772,631
Foreclosed real estate held for sale                     290,679             --             --
Real estate held for investment                          340,000        340,000        340,000
Other assets                                              72,220        168,513         15,813
                                                    ------------   ------------   ------------

TOTAL ASSETS                                        $153,060,088   $134,407,935   $ 94,728,347
                                                    ============   ============   ============


LIABILITIES
Investor certificates and accrued interest          $143,062,898   $120,603,157   $ 84,562,645
Mortgage participations and accrued interest           2,545,701      7,220,198      6,132,809
Accounts and other payables                              600,311        244,621        267,806
Common dividends payable                                 278,034        266,287        169,087
Loan guarantee obligations                               234,000        175,000             --
Building mortgages                                       578,309        602,369        180,194
Capital lease obligation                                   1,231          7,941         13,632
Deferred taxes payable                                        --         70,357        171,443
                                                    ------------   ------------   ------------

TOTAL LIABILITIES                                    147,300,484    129,189,930     91,497,616
                                                    ------------   ------------   ------------

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, no par
  value; 235,000 shares authorized, no
  shares issued and outstanding                               --             --             --
Common Stock, $0.01 par value; 10 million shares
  authorized; 891,914, 819,351 and 531,532 shares
  issued and outstanding                                   8,919          8,194          5,315
Paid in capital                                        5,570,992      5,118,568      3,297,435
Retained earnings                                        179,693         91,243          1,229
Treasury stock                                                --             --        (73,248)
                                                    ------------   ------------   ------------

TOTAL SHAREHOLDERS' EQUITY                             5,759,604      5,218,005      3,230,731
                                                    ------------   ------------   ------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                               $153,060,088   $134,407,935   $ 94,728,347
                                                    ============   ============   ============


CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2005, 2004 and 2003

                                                                                 (Consolidated -
                                                                                  See Note 17)
                                                          2005           2004         2003
                                                          ----           ----         ----
REVENUES
Real estate loan and joint venture interest and fees   $14,093,734   $12,668,299   $ 9,319,835
Loan participation and other income                      1,609,387       486,342     1,603,713
                                                       -----------   -----------   -----------
TOTAL REVENUES                                          15,703,121    13,154,641    10,923,548
                                                       -----------   -----------   -----------
EXPENSES
Investor interest expense                               11,638,145     9,263,934     7,246,202
Loan loss expense                                          100,000       257,000       375,000
Marketing expenses                                       1,082,967     1,004,511       630,508
Management and advisory fees                             1,445,264     1,205,069     1,013,730
Operating expenses                                         695,756       775,787     1,091,962
                                                       -----------   -----------   -----------
TOTAL EXPENSES                                          14,962,132    12,506,301    10,357,402
                                                       -----------   -----------   -----------
Income Before Provision For Income Taxes                   740,989       648,340       566,146
Income Tax Provision                                       163,362       136,973        87,266
                                                       -----------   -----------   -----------
NET INCOME                                             $   577,627   $   511,367   $   478,880
                                                       ===========   ===========   ===========
Basic and Diluted Earnings
 per Common Share                                      $      0.69   $      0.72   $      0.92

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2005, 2004 and 2003

The statement for the year ended December 31, 2003 was part of a consolidated financial statement - see Note 17

                                                                                             RETAINED
                                         COMMON STOCK:            PAID-IN     PREFERRED      EARNINGS     TREASURY         TOTAL
                                     SHARES        AMOUNT        CAPITAL       STOCK         (DEFICIT)      STOCK          EQUITY
                                  -----------   -----------    -----------   -----------   -----------   -----------    -----------
BALANCE, DECEMBER 31, 2002            530,947   $     5,309    $ 3,293,641   $        --   $  (139,479)  $        --    $ 3,159,471
Net income                            478,880       478,880
Common stock issued                       585             6          3,794                                                    3,800
Dividends declared                                                                            (338,172)                    (338,172)
Treasury stock acquired
  (11,269 shares)                                                                                            (73,248)       (73,248)
                                  -----------   -----------    -----------   -----------   -----------   -----------    -----------

BALANCE, DECEMBER 31, 2003            531,532   $     5,315    $ 3,297,435   $        --   $     1,229   $   (73,248)   $ 3,230,731
Net income                                                                                     511,367                      511,367
Common stock issued                   327,591         3,276      2,126,065                                                2,129,341
Common stock issuance costs paid                                   (46,811)                                                 (46,811)
Common stock redeemed                 (39,772)         (397)      (258,121)                                                (258,518)
Dividends declared                                                                            (421,353)                    (421,353)
Treasury stock sold
  (11,269 shares)                                                                                             73,248         73,248
                                  -----------   -----------    -----------   -----------   -----------   -----------    -----------

BALANCE, DECEMBER 31, 2004            819,351   $     8,194    $ 5,118,568   $        --   $    91,243   $        --    $ 5,218,005
Net income                                                                                     577,627                      577,627
Common stock issued                    95,962           959        622,797                                                  623,756
Common stock issuance costs paid                                   (18,514)                                                 (18,514)
Common stock redeemed                 (23,399)         (234)      (151,859)                                                (152,093)
Dividends declared                                                                            (489,177)                    (489,177)
                                  -----------   -----------    -----------   -----------   -----------   -----------    -----------
BALANCE, DECEMBER 31, 2005            891,914   $     8,919    $ 5,570,992   $        --   $   179,693   $        --    $ 5,759,604
                                  ===========   ===========    ===========   ===========   ===========   ===========    ===========

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003

                                                                                                 (Consolidated-
                                                                                                  See Note 17)
                                                                     2005             2004            2003
                                                                     ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $    577,627    $    511,367    $    478,880
Adjustments to reconcile net income to cash
 from operations-
Depreciation and amortization                                       1,033,860         889,723         567,619
Loss from sale of property and equipment                                   --           2,534              --
Changes in-
Loans in process                                                     (353,389)         87,631         240,516
Accrued bond interest, net                                           (159,317)        (12,400)        (50,921)
Bond holdings principal discount amortization                          (2,241)             --              --
Accrued real estate loan/joint venture
  interest and deferred loan                                       (1,371,084)     (3,495,448)     (1,505,568)
Allowance for loan losses                                             100,000         257,000         375,000
Deferred taxes                                                       (214,194)       (101,086)        445,676
Refundable income taxes                                                    --          42,617         (42,617)
Investor and mortgage participation interest payable                5,090,277       3,956,610       2,613,748
Loan guarantee obligation, net of related receivables                 130,000         104,000              --
Accounts and other payables                                           355,690         (23,185)        (14,314)
Other assets                                                           96,293        (152,700)         22,375
                                                                 ------------    ------------    ------------

NET CASH PROVIDED BY OPERATIONS                                     5,283,522       2,066,663       3,130,394
                                                                 ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made                                            (53,699,489)    (14,682,118)    (16,377,539)
Real estate loan principal payments received                       36,950,082       9,201,063       8,166,950
Real estate joint venture investments made                         (6,575,910)    (31,367,707)    (14,180,666)
Real estate joint venture investment
  principal payments received                                      13,892,309      12,124,111       5,553,021
Bonds purchased                                                   (12,683,580)             --      (2,500,000)
Bonds redeemed or sold                                              2,543,100              --       1,283,750
Property and equipment purchased                                      (13,157)         (9,915)       (591,749)
Proceeds from sale of property and equipment                               --           1,400              --
Foreclosed real estate additions                                       (4,127)             --              --
                                                                 ------------    ------------    ------------

NET CASH USED BY INVESTING ACTIVITIES                             (19,590,772)    (24,733,166)    (18,646,233)
                                                                 ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates sold                                         20,100,246      36,748,967      18,444,677
Investor certificates redeemed                                     (2,767,779)     (4,655,926)     (4,208,816)
Mortgage participation agreements sold                              2,375,000       1,078,250       5,868,463
Mortgage participation agreements redeemed                         (7,012,500)             --              --
Debt issue costs paid                                              (1,048,132)     (1,721,571)     (1,278,850)
Building mortgage proceeds                                                 --         440,000              --
Building mortgage principal payments                                  (24,060)        (17,825)         (9,032)
Capital lease principal payments                                       (6,710)         (5,691)         (4,078)
Common stock issued, net of issuance costs                            605,242       2,082,530           3,800
Common stock redeemed                                                (152,093)       (258,518)             --
Dividends paid                                                       (477,430)       (324,153)       (337,725)
Treasury stock sold (acquired)                                             --          73,248         (73,248)
                                                                 ------------    ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          11,591,784      33,439,311      18,405,191
                                                                 ------------    ------------    ------------

Net change in cash and cash equivalents                            (2,715,466)     10,772,808       2,889,352
Cash and cash equivalents at beginning of period                   15,162,659       4,389,851       1,500,499
                                                                 ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 12,447,193    $ 15,162,659    $  4,389,851
                                                                 ============    ============    ============

Supplemental Information-
  Interest paid during the period                                $  6,595,549    $  5,333,638    $  4,643,972
  Income taxes paid during the period                            $    105,000    $    182,500    $         --
Non-cash transactions-
  Fixed asset lease financing                                    $         --    $         --    $     17,710
  Investor certificates matured and re-invested                  $    151,412    $  3,309,314    $  3,800,364
  Loan interest financed and included in loan principal          $    966,250    $  1,498,830    $    797,589

SEE ACCOMPANYING NOTES

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

The Company originates and purchases mortgage loans, substantially all of which are made to non-profit organizations. The Company offers specialized loan programs for churches, non-profit sponsors of senior housing facilities and either non-profit or for-profit sponsors of affordable/low income or age-restricted housing projects. The Company also invests in other real estate projects for the purpose of selling at a profit, or leasing. Substantially all of the Company's loans and investments are in projects located in the Southeastern United States.

Cash and cash equivalents include bank accounts and short-term certificates with original maturities of 90 days or less.

Real estate loans and senior housing loans classified as real estate joint venture investments include unpaid principal and accrued interest balances net of deferred loan fees and unearned discounts, less an allowance for loan losses. Interest income is recognized monthly on the accrual basis in accordance with loan terms. Interest income is recognized on the cash basis for loans with a recorded impairment loss (other than restructured loans) and the possibility of future loss considered remote. If the possibility of future loss is probable, then interest income is not recognized and interest payments are credited to outstanding loan principal. Loan origination fees are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on non-accrual status. Interest income and loan fees recognized from real estate loans and senior housing loans classified as real estate joint venture investments are reported as "Real estate loan and joint venture interest and fees" in the accompanying Statements of Operations.

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

Unamortized debt issue costs include the costs and commissions associated with issuing Investor Certificates and Mortgage Participation Agreements. These costs are being amortized on a straight-line basis over the term of the associated debt, generally five years.

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

Foreclosed real estate acquired through, or in lieu of, foreclosure are held for sale and initially recorded at the lower of the asset's fair value or the loan's carrying amount, which establishes a new cost basis for the asset. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value less estimated costs to sell.

The Company uses FIN 46R, "Consolidation of Variable Interest Entities" to identify variable interest entities ("VIE"). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. A company that holds a variable interest in a VIE will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of expected residual gains, if they occur. Additional disclosures are also required by primary beneficiaries and other significant variable interest holders.

Bond holdings consist of tax-free local government securities and church bonds. The Company accounts for these investments using SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and classifies the bonds as "available for sale" securities. The bonds are initially recorded at cost and if the bonds are purchased for a discount or premium from their par value, the discount or premium is amortized to income over the bond's remaining life as an adjustment to the bond's yield. The bonds are also adjusted for unrealized holding gains and losses. Temporary unrealized holding gains and losses are reported, net of deferred taxes, as a separate component of shareholder's equity until realized. If an unrealized holding loss is judged to be other than temporary, the cost basis of the security is written down to fair value and included in earnings and the amortization of the premium or discount is suspended.

Property and equipment are valued at cost when purchased. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which are three to five years for furnishings and equipment, and 40 years for office buildings.

Real estate held for investment includes land which the Company owns and intends to hold as an investment for more than one year. The assets are carried at the lesser of cost or fair value. Impairment losses are recognized when the carrying amount of a long-lived asset is determined not to be recoverable and the carrying amount exceeds fair value. Profit from real estate sales is recognized when the collectibility of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale to earn the profit. If either of these conditions exists, all or part of the profit is deferred and recognized using the installment sale method or cost recovery method as prescribed by SFAS No. 66, "Accounting for Sales of Real Estate".

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

The Company is guarantor on certain loans secured by senior housing and affordable apartment facilities which are owned by non-profit entities. A loan guarantee obligation is recognized based on the loan guarantees estimated fair value. The Company normally charges the loan guarantee's fair value to the respective borrower as compensation for the Company's risk and payment is expected within 30 days of the guarantee's origination or modification date. Unpaid amounts are classified as "Loan guarantee receivables" in the accompanying balance sheets. If the loan guarantee's fair value is not charged to the respective borrower, deferred loan fees related to the borrower's loan with the Company are reduced by the guarantee's fair value. The reduced deferred loan fees are amortized to earnings over the life of the loan. Loan guarantee obligations are analyzed at the end of each fiscal year and if the fair value of the loan guarantee has declined, the carrying amount of the obligation is reduced and credited to earnings.

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

New Accounting Pronouncements:

In December  2004,  the FASB issued SFAS No.  123R,  Share-Based  Payment  (SFAS
123R). This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R requires that companies use a fair value method to value stock options and recognize the related compensation expense in net earnings. The provisions of SFAS 123R are effective for the first reporting period beginning after December 15, 2005, although earlier application is encouraged. The Company does not have any share-based payment obligations and does not expect this pronouncement to have a material effect on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections" (SFAS 154), which replaces APB Opinion No. 20 "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

Recently, the FASB has been very active, issuing a number of accounting pronouncements with various effective dates. These pronouncements, which were not discussed above, do not have a material effect on our financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT
At December 31, property and equipment is composed of:

                                      2005           2004            2003
                                    --------       --------        --------
Office Condominiums                 $797,554       $795,034        $792,659
Office Computers, Furnishings,
   Software & Equipment              129,625        111,215         120,477
Vehicles                              30,351         30,351          37,730
Capital lease - phone system          17,710         17,710          17,710
Less: Accumulated Depreciation      (213,105)      (142,089)        (95,475)
                                    --------       --------        --------
Property and equipment, net         $762,135       $812,221        $873,101

Depreciation expense                 $63,242       $ 66,861        $ 56,695

NOTE 3 - COMMITMENTS AND RELATED PARTY TRANSACTIONS

Leases:

During 2003, the Company entered into a capital lease for a new telephone system at the Company's headquarters. The lease was recorded at the asset's fair value and is being amortized over three years using the straight-line method. Interest expense is calculated based on the implied interest rate in the lease. The lease payment, including principal, interest and sales tax, is $672 per month. Amortization expense was $5,903, $5,903 and $4,919 and interest expense was $821, $1,839 and $2,198 for the years ended December 31, 2005, 2004 and 2003, respectively. Future yearly minimum lease payments as of December 31, 2005:

Year                                Amount
----                                ------
2006                                $1,256
Less interest portion                  (25)
                                    ------
Capital lease obligation            $1,231

Loan Commitments:

The Company makes loan commitments in connection with certain real estate loans and joint venture investments that include funding for project development, building construction, renovations, lease-up operations, financed interest and other amounts that the borrower may draw upon in accordance with the loan agreement. For existing loans, the Company has $39,858,000 in approved, unused loan commitments for real estate loans and $1,613,000 for real estate joint venture investments as of December 31, 2005. The Company also has two new approved real estate loan commitments totaling $5,150,000 as of December 31, 2005 which the Company expects to fund in the first quarter of 2006.

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

For the years ended December 31, the Company paid CCA as follows:

                                      2005            2004          2003
                                   ----------     ----------      --------
Management Fees                    $1,445,264     $1,290,880      $318,619
Loan Origination Fees               1,152,164        574,725           -0-
Incentive Compensation Fees               -0-            -0-        23,440
                                   ----------     ----------      --------
                                   $2,596,428     $1,865,605      $342,059

As of December 31, 2005, 2004 and 2003, the Company owed CCA $73,365, $7,464, and $93, respectively under the terms of this agreement.

Cornerstone Capital Advisors, Inc. - Office Lease

Effective August 1, 2004, the Company and CCA entered into a lease agreement whereby CCA is leasing the Company's corporate office building and office/computer equipment in Cumming, GA. The lease payment is $5,000 per month. The initial lease term ended on August 31, 2005, after which time the lease converted to a month-to-month lease. The Company's cost basis in the office building and office/computer equipment is approximately $616,000. For the years ended December 31, 2005 and 2004, the Company received $60,000 and $25,000, respectively from CCA under the lease agreement.

Cornerstone Direct Public Offerings, LLC

The Company has contracted with Cornerstone Direct Public Offerings, LLC ("CDPO") to provide legal and other services for the filing of SB-2 Registration Statements with the Securities and Exchange Commission. Two of the Company's directors serve on the board of directors of CDPO's majority owner, Foundation for Christian Communities Development, Inc. The base service fee is $75,000 per filing payable in installments during the filing process. For future filings the Company intends to use CDPO only for the state filing portion of its registrations, which will reduce CDPO's service fee. The fee schedule has not been finalized as of December 31, 2005. During 2003, the Company and Wellstone Communities, Inc. (a formerly 100%-owned subsidiary) each entered into a service agreement with CDPO for the filing of SB-2 Registration Statements. The $150,000 fee for these two agreements was paid in 2003. In January, 2004, the Company amended its service agreement and paid an additional $25,000 to CDPO for cost over-runs related to the length of time needed for the Company's registration statement to become effective.

In 2004, the Company entered into a service agreement with CDPO for the filing of a new SB-2 Registration Statement. $75,000 was paid to CDPO in 2004 under this service agreement. In January 2005, the Company amended the agreement and paid $20,000 to CDPO due to an increase in the amount of time needed to register the securities with various state securities regulators. No amounts were owed to CDPO as of December 31, 2005, 2004 and 2003. See Note 12 for additional disclosures on the Company's registration statements and Note 17 for additional disclosures on Wellstone Communities, Inc.'s registration statement.

Loans made to subsidiaries of Cornerstone Group Holdings, Inc.

During 2005, two loans were made to wholly owned subsidiaries of Cornerstone Group Holdings, Inc ("CGH"). At the time that these loans were originated, two of the Company's directors served as directors of CGH. Subsequent to the time of the loan originations, both of the Company's directors resigned from the board of CGH. The two loans were made at similar terms to that of the Company's third-party loans. As of December 31, 2005, the principal outstanding on these two loans was $1,384,404.

Wellstone Retirement Communities I, LLC

In December 2005, the Company's two largest borrowers sold eight senior housing properties to Wellstone Retirement Communities I, LLC ("WRC") which is managed by Cornerstone Capital Advisors, Inc. ("CCA"), which also serves as the Company's manager. Also, two of the Company's directors are directors for CCA. As a result of this transaction, the Company received $60,677,668 in loan principal and $2,512,500 in bond holdings principal. The Company immediately supplied subordinated financing of $37,901,607 at 9.5% interest and a two year maturity to WRC to purchase the property. This loan is included in "Real estate loans, net" on the accompanying December 31, 2005 Balance Sheet. Approximately $10,151,000 in equity has also been contributed to WRC by independent accredited investors with the remaining $64,077,000 needed to purchase the properties supplied by third party financing as a first mortgage on the properties purchased.

On January 31, 2006, an additional senior housing property was sold by Sage Living Centers, Inc. to WRC. The Company received $11,974,400 in bond holdings principal and immediately supplied an additional $1,548,796 in subordinated financing to WRC. WRC also received an additional $10,922,801 in third party financing at this time.

NOTE 4 - REAL ESTATE LOANS
At December 31, the Company had Real Estate Loans outstanding as follows:

                                              2005             2004              2003
                                              ----             ----              ----
   Family housing development loans       $ 60,255,260      $36,007,454      $25,013,068
   Church mortgage loans                     8,971,537        9,285,858        13,526,02
   Senior housing mortgage loans            38,901,607        9,286,352        9,794,001
                                          ------------      -----------      -----------
      Total principal                      108,128,404       54,579,664       48,333,097
      Accrued Interest                         856,363          479,961          255,994
      Unearned Loan Fees                    (2,014,488)        (149,040)        (336,814)
      Allowance for loan losses               (732,000)        (632,000)        (375,000)
                                          ------------      -----------      -----------
      Total Real Estate Loans             $106,238,279      $54,278,585      $47,877,277

These loans mature as follow: 2006 - $33,015,484; 2007 - $74,523,104; 2008 - $0;
2009 - $589,816; 2010 and beyond - $0. Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

In 2005, the Company originated a loan with a for-profit entity that did not have enough equity or subordinated debt to absorb all of its estimated expected losses. The Company is not considered the primary beneficiary since the entity's equity and subordinated debt is sufficient to absorb the majority of its estimated expected losses. The loan's carrying amount on December 31, 2005 was $178,367.

Based on the terms of the loans, the Company allows borrowers with loans related to certain family housing and church properties to finance interest payments while the properties are in the development and construction phase of operations. For the years ended December 31, the net interest payments financed were:

                                                       2005         2004             2003
                                                       ----         ----             ----
Current year interest financed                     $1,398,731    $1,158,109       $805,525
Previous years' financed interest received           (798,079)     (119,874)      (457,021)
                                                   ----------    ----------       --------
Net financed interest                                $600,652    $1,038,235       $348,504

On December 31, 2005, the Company had significant credit risk concentrations in the following states:

Georgia - $ 27,516,418
Florida - $ 15,213,215
Texas   - $ 42,396,129
South Carolina - $15,602,977

Impaired loan disclosures for the years ended December 31:

                                                      2005       2004            2003
                                                      ----       ----            ----
Number of impaired loans                               4           1               1
Carrying amount at year end                       $3,854,226    $263,291       $242,621
Weighted average investment - year-to-date        $3,746,612    $252,956       $237,130
Impaired loan interest income                     $  357,959    $ 24,312       $ 19,166

No allowance for specific impaired loan loss has been recorded because the carrying amount of the individual impaired loans as of December 31, 2005, 2004 and 2003 was less than the present value of their expected future cash flows.

In December 2005, the Company foreclosed on a church loan and repossessed the land and building that collateralized the loan. The foreclosed asset was recorded at the loan's carrying amount of $290,679 because the estimated fair value of the foreclosed asset is greater than the loan's carrying amount. Therefore, no loan loss expense was recorded as a result of this transaction. The foreclosed asset is being held for sale by the Company.

NOTE 5 - REAL ESTATE JOINT VENTURE INVESTMENTS

As of December 31, certain of the Company's mortgage loans on senior housing facilities are classified as real estate joint venture investments, as follows:

Location                           2005                2004           2003
--------                           ----                ----           ----
McKinney, TX                    $      -0-          $4,050,291     $3,109,337
St. Petersburg, FL               5,085,334           4,582,344      3,684,620
Lewisville, TX                     545,000          10,617,954     10,286,004
Garland, TX                            -0-           6,421,006      5,905,556
Chattanooga, TN                  5,715,991           5,438,254      3,637,623
San Antonio, TX                  2,197,781          11,931,167      9,109,573

Winter Haven, FL                       -0-           5,942,402            -0-
Bryan, TX                              -0-           2,616,317            -0-
Edmond, OK                         881,849           5,346,201            -0-
                               -----------         -----------    -----------
Total principal outstanding     14,425,955          56,945,936     35,732,713
Accrued interest                   446,971             329,195        301,565
Unearned loan fees                  (7,066)           (867,117)         (1,18)
Allowance for loan losses              -0-                 -0-            -0-
                               -----------         -----------    -----------
Real estate joint venture
  investments, net             $14,865,860         $56,408,014    $34,846,223


All of the loans mature in 2006. Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

The Company participates in the residual profits of the real estate joint venture investments through loan participation agreements, which enable the Company to receive income from a borrower when a property in which the Company provided financing is sold or refinanced with another lender. The participation percentage for each property varies between 25% and 33% of the borrower's gain.

In 2005, the Company received $257,000 in loan participation income and $567,970 in loan break-up fees from two borrowers as a result of the sale of senior housing facilities in which the Company held real estate joint venture investments.

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

In accordance with loan terms, the Company allows certain borrowers to finance interest payments while their facilities are in the construction or renovation phase of operations. For the years ended December 31, the net interest payments financed were as follows:

                                                 2005         2004       2003
                                                 ----         ----       ----
Current year interest financed                 $500,584    $520,335    $449,085
Previous years' financed interest received     (134,986)    (59,740)        -0-
                                               --------    --------    --------
Net financed interest                          $365,598    $460,595    $449,085


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

One real estate joint venture investment loan was considered impaired as of December 31 2005. The impaired loan's carrying amount as of December 31, 2005 and its average carrying amount for 2005 was $6,084,377 and $5,784,147, respectively. A total of $565,438 in interest was earned in 2005 from this loan. The loan's collateral is appraised at $7,400,000; therefore, no loan loss allowance has been established. No loans were considered impaired as of December 31, 2004 and 2003.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

For the years ended December 31, 2005, 2004 and 2003, a summary of changes in the allowance for loan losses by loan type is as follows:

                                                                              Real Estate
                                                Family           Senior      Joint Venture
                                  Church        Housing          Housing      Investments      Total
                                  ------        -------          -------      -----------      -----
Balance - 12/31/02              $      -0-    $      -0-       $      -0-     $      -0-    $      -0-
Loan loss expense                      -0-       375,000              -0-            -0-       375,000
Charge-offs                            -0-           -0-              -0-            -0-           -0-
Recoveries                             -0-           -0-              -0-            -0-           -0-
                                ----------    ----------       ----------     ----------    ----------
Balance - 12/31/03              $      -0-    $  375,000       $      -0-     $      -0-    $  375,000
Loan loss expense                      -0-       257,000              -0-            -0-       257,000
Charge-offs                            -0-           -0-              -0-            -0-           -0-
Recoveries                             -0-           -0-              -0-            -0-           -0-
                                ----------    ----------       ----------     ----------    ----------
Balance - 12/31/04                     -0-    $  632,000              -0-            -0-    $  632,000
Loan loss expense                      -0-       100,000              -0-            -0-       100,000
Charge-offs                            -0-           -0-              -0-            -0-           -0-
Recoveries                             -0-           -0-              -0-            -0-           -0-
                                ----------    ----------       ----------     ----------    ----------
Balance - 12/31/2005            $      -0-    $  732,000       $      -0-     $      -0-    $  732,000

Components of allowance for loan losses at December 31:

                                         2005           2004             2003
                                         ----           ----             ----
Collective loan losses-
  Historical experience                $    -0-       $    -0-       $    -0-
  Current credit risk assessment        732,000        632,000        375,000
                                       --------       --------       --------
  Total collective loan losses          732,000        632,000        375,000
Specific impaired loan losses               -0-            -0-            -0-
                                       --------       --------       --------
Total allowance for loan losses        $732,000       $632,000       $375,000


Prior to 2003, the Company had no allowance for loan loss activity. In the fourth quarter of 2003, as part of the Company's regular loan grading and risk assessment process, it was determined that the family housing loan portfolio's credit risk had increased over historical levels. This increase was caused by slower than expected new home sales. The slow down in new home sales was due to slower-than-expected growth in the U.S. economy. This increase in credit risk resulted in a $375,000 charge to loan loss expense in 2003. For the year ended December 31, 2004, the Company charged an additional $257,000 to loan loss expense. This charge is due to an increase in the family housing loan portfolio's outstanding loan principal, slower than expected new home sales volumes at two projects, and an increase in the time that it has taken three projects to finish the development phase and start selling homes. For the year ended December 31, 2005, $100,000 was charged to loan loss expense. This charge was due to an increase in the principal outstanding on Family Housing loans.

The Company has never incurred a loan loss charge-off; therefore, there is no collective loan loss allowance related to the Company's historical experience.

NOTE 7 - GOODWILL

The Company adopted SFAS 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. Goodwill associated with the Company's acquisition of Presbyterian Investor's Fund, Inc. is carried at $450,997 and is not subject to further amortization. Goodwill is tested for impairment at the end of each year using the present value of expected future cash flows to determine its fair value. At December 31, 2005, 2004 and 2003, Goodwill's fair value exceeded its carrying value; therefore, no provision for impairment loss has been recorded. No goodwill was acquired or sold in any of the years presented in these financial statements.

NOTE 8 - UNAMORTIZED DEBT ISSUE COSTS

Unamortized debt issue costs consist of legal, accounting, and filing costs incurred to register the Company's debt securities and commissions paid or accrued on the sale of debt securities. These costs are amortized on a straight-line basis over the period the associated securities are outstanding, generally five years. At December 31, 2005, unamortized debt issue costs consist of:

Costs incurred to register debt securities           $   843,075
Commissions paid on the sale of debt securities        4,752,125
Less: Accumulated Amortization                       (2,846,345)
                                                     ----------
                                                     $2,748,855

Amortization  expense was $970,617,  $822,862,  and $510,924 for the years ended
December 31, 2005, 2004 and 2003, respectively, and is included in marketing expenses in the accompanying Statements of Operations. Estimated amortization expense for the next five years:

2006 - $994,535            2009 - $344,275
2007 - $807,366            2010 - $ 81,756
2008 - $520,923

NOTE 9 - BOND HOLDINGS

Bond holdings at year-end consist of-                 2005              2004                 2003
                                                      ----              ----                 ----
St. Lucie Co., FL Subordinated Revenue Bonds:
    Maturity   7/1/2036                           $       -0-        $2,325,000          $2,325,000
    Maturity 10/1/2036                                    -0-         2,700,000           2,700,000
Undivided 50% interest sold to investor                   -0-        (2,512,500)         (2,512,500)
                                                  -----------        ----------          ----------
Net investment in St.Lucie Co., FL bonds                  -0-         2,512,500           2,512,500
                                                  -----------        ----------          ----------
Largo, FL Subordinated Revenue bonds:
    Matures 10/1/2033                              13,170,000         2,500,000           2,500,000
Undivided interest sold to investors               (1,195,600)       (1,225,000)         (1,225,000)
                                                  -----------        ----------          ----------
Net investment in Largo, FL bonds                  11,974,400         1,275,000           1,275,000
                                                  -----------        ----------          ----------
Local Church Bonds, maturing 2013                   1,955,821               -0-                 -0-
                                                  -----------        ----------          ----------
Cost and fair value of bond holdings               13,930,221         3,787,500           3,787,500
Accrued interest receivable                           385,550           226,233             213,833
                                                  -----------        ----------          ----------
                                                  $14,315,771        $4,013,733          $4,001,333


The bonds are not traded on an exchange; however, management estimates, based on discounted expected cash flows, that the fair value of the individual securities approximates their original cost. Accordingly, no unrealized holding gains or losses have been recorded in 2005, 2004, or 2003.

The local church bonds are recorded net of $58,179 in unamortized bond discounts. The face amount of the bonds is $2,014,000. During 2005, $2,241 in bond discounts was credited to interest income.

Proceeds from the sale and maturity of bonds were $2,543,100, $0, and $1,283,750 for the years ending December 31, 2005, 2004 and 2003, respectively. No realized gains or losses were recognized in any year. The Company uses the specific identification method to determine realized gains and losses.

Tax-free interest income was $347,583, $329,622, and $274,095 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 10 - INCOME TAXES

The net deferred tax asset (liability) in the accompanying balance sheets includes the following components as of December 31:

                                           2005           2004           2003
                                           ----           ----           ----
Deferred tax assets                      $345,658       $296,110       $196,917
Deferred tax liabilities                 (201,821)      (366,467)      (368,360)
                                         --------       --------       --------
Net deferred tax asset (liability)       $143,837       ($70,357)     ($171,443)

The deferred tax liabilities result from the use of accelerated depreciation methods for property and equipment and from using the installment method for tax accounting. The deferred tax assets result from tax versus financial reporting differences in accounting for allowance for loan losses and from differences in the amortization of debt issue and start-up costs. The Company estimates that future taxable income will be sufficient to realize the deferred tax assets; therefore, no valuation allowance was provided for as of December 31, 2005, 2004, and 2003.

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

                               2005            2004              2003
                               ----            ----              ----
     Current:   Federal      $328,478        $203,501        ($332,464)
                State          49,078          34,558          (25,946)
     Deferred:  Federal      (192,989)        (91,183)         404,711
                State         (21,205)         (9,903)          40,965
                             --------        --------         --------
                             $163,362        $136,973         $ 87,266


Reconciliation of the Company's income tax provision (benefit) rate to statutory federal rates for the years ended December 31:

                                                2005       2004      2003
                                                ----       ----      ----
Statutory federal rate                         35.0%      35.0%      35.0%
Effect of graduated federal rates              (1.0%)     (1.0%)     (3.1%)
State taxes, net of federal benefit             3.7%       3.7%       3.7%
Effect of tax-free bond interest income       (15.9%)    (17.3%)    (16.5%)
Other, net                                       .3%        .7%      (3.7%)
                                               ----       ----       ----
Effective tax provision rate                   22.1%      21.1%      15.4%


Current income taxes payable were $367,038, $93,232 and $36,673 as of December 31, 2005, 2004 and 2003, respectively, and are included in "accounts and other payables" in the accompanying balance sheets.

NOTE 11 - CASH CONCENTRATION RISK & RESTRICTED CASH

A cash concentration risk arises when the Company has more cash in a financial institution than is covered by federal deposit insurance. At December 31, 2005, the Company had cash in excess of insured limits totaling $12,228,304. The Company's policy is to place its cash investments with high quality financial institutions and has never experienced any loss on holdings in excess of insured limits.

NOTE 12 - INVESTOR CERTIFICATES

The Company has three types of certificates outstanding:

Access certificates have no stated maturity and are due on demand. The minimum investment amount is $100. The interest rate is determined by the Board of Directors each quarter. The directors may change the rate between quarters if market conditions warrant such a change. The current interest rate is 4%.

Graduated certificates can be redeemed yearly and have a five year maximum maturity. The minimum investment amount is $500. The interest rate increases based on the length of time that the certificate is outstanding. For certificates sold prior to 2004 the rate starts at 7% and increases .5% for each year the certificate is outstanding with a 9% maximum rate. Certificates (Series E & F) sold in 2004 and thereafter have an initial interest rate of 6.25% and increase .5% for each year the certificate is outstanding with an 8.25% maximum rate.

Five year certificates have a five year maturity and a $500 minimum investment. The interest rate is 9% for certificates sold prior to 2004 and 8.25% for certificates (Series E & F) sold in 2004 and thereafter.

The certificates are not collateralized and no sinking fund is required to fund redemptions at maturity. All of the certificates have been registered with the Securities and Exchange Commission under the Securities Act of 1933. Five year schedule of principal maturities for certificates outstanding at December 31:

Years to Maturity             2005                 2004                2003
-----------------             ----                 ----                ----
On demand & 1 year        $ 23,058,930         $ 11,948,840        $ 9,672,380
2                           34,507,886           10,803,667          4,862,922
3                           18,019,184           34,885,514         10,803,667
4                           35,638,069           18,092,276         35,717,731
5+                          18,083,041           36,244,346         18,172,501
                          ------------         ------------         -----------
Total Principal           $129,307,110         $111,974,643         $79,229,201

At December 31, 2005, 2004 and 2003, accrued interest payable was $13,755,788, $8,628,514, and $5,333,444, respectively. Interest rates for certificates outstanding at December 31, 2005 are:

4.00% - $1,406,641         8.00% - $ 1,836,787         9.00% - $63,638,664
6.25% - $1,840,266         8.25% - $53,901,487
6.75% - $2,919,161         8.50% - $ 3,764,104

On April 29, 2003, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $40,000,000 of its Series E Investor Certificates along with $11,375,000 of its Common Stock. The Registration Statement was approved by the Securities and Exchange Commission on March 26, 2004. The Company issued $39,931,209 in new Investor Certificates and $2,129,341 in Common Stock (327,591 shares at $6.50 per share) from this registration.

On August 27, 2004, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $20,000,000 of its Series F Investor Certificates along with $9,750,000 of its Common Stock. The Securities and Exchange Commission notified the Company that it would not complete a full review of the registration statement. The registration statement became effective on November 1, 2004 and the Company started to sell securities registered in this statement in January 2005. For the year ended December 31, 2005, the Company sold $19,993,924 in certificates and $623,756 in Common Stock (95,962 shares at $6.50 per share).

The Company filed a new registration statement with the Securities and Exchange Commission during February 2006 with $60,000,000 in Series G Investor Certificates and $32,500,000 in Common Stock available for issuance. The terms of the Series G Investor Certificates will be similar to the Series E and F certificates.

NOTE 13 - MORTGAGE PARTICIPATION AGREEMENTS

In 2003, the Company began selling Mortgage Participation ("MP") Agreements. The MP Agreements have not been registered and therefore, are only available to accredited investors. The agreements are collateralized by specific loans owned by the Company and entitle the investor to a proportionate share of the interest earned on the collateral. Interest is paid monthly to the MP investor after the Company receives interest payments on related the collateralized loans. The agreements have no stated maturity date. Principal payments are made when the Company receives principal payments on the collateralized loans. Losses that the Company may incur on the collateralized loans are shared pro-rata with the MP Agreement holders. The Company has the right but not the obligation to redeem the MP Agreements at any time. The MP Agreement investors do not have the right to sell or repledge their interest in the underlying collateral. Interest expense related to MP Agreements was $494,709, $627,331 and $325,992 for the years ended December 31, 2005, 2004 and 2003, respectively. MP Agreement principal and interest outstanding and related collateral as of December 31, 2005:

                                                        MP Amount        Total Collateral
                                                        Outstanding       Carrying Amount
                                                        -----------       ---------------
Bluffton, SC family housing loan;
  matures 4/15/07 with no available extensions          $2,525,000          $7,870,077
Accrued interest payable                                    20,701
                                                        ----------
                                                        $2,545,701

The loan which collateralizes the MP Agreements is classified as a real estate loan in the accompanying balance sheets. The total carrying amount is equal to the loan's outstanding principal plus accrued interest.

In 2005, the Company redeemed $7,012,500 in MP Agreement principal collateralized by the Winter Haven, FL and Garland, TX senior housing loans because the loans on these facilities were paid off. In addition, $300,000 in MP Agreement principal on the Winter Haven and Garland facilities was transferred to Bluffton, SC MP Agreement principal at the request of the investors. The remaining $2,225,000 in Bluffton, SC MP Agreement principal was received from new accredited investors during the fourth quarter of 2005.

NOTE 14 - GUARANTEES

The Company is guarantor on three loans secured by senior housing and low income housing facilities owned by non-profit entities. Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require the Company to guarantee the loan as a condition of the extension of the loan by the financial institution. The loan guarantees are solely limited to amounts drawn under credit facilities and cover outstanding principal and accrued interest and terminates upon maturity and principal repayment or at project stabilization (as defined by the agreement). Only upon an uncured payment default and upon demand by the financial institution would the Company be required to perform under its guarantee obligations. The Company's recourse would be limited to repossession of the underlying collateral and subsequent resale of the facilities. As of December 31, 2005, all loans which had a guarantee were current based on their loan terms. Loan guarantees as of December 31, 2005:

                        Renewal/                                     Current        Loan
                      Origination      Maturity       Maximum       Principal     Guarantee
Location                  Date           Date        Guarantee     Outstanding    Obligation
--------                  ----           ----        ---------     -----------    ----------
Charleston, SC           12/30/05       4/1/08       11,500,000     11,500,000      92,000
Beaufort, SC             12/30/05       4/1/08        8,850,000      8,850,000      71,000
St. Petersburg, FL       12/18/04      4/15/06        7,347,300      7,106,540      71,000
                                                    -----------    -----------    --------
                                                    $27,697,300    $27,456,540    $234,000

The guarantees related to the Charleston, SC and Beaufort, SC low income housing facilities also include a construction cost guarantee and various operational performance guarantees as defined by the agreements. The non-profit owner of these facilities is a co-guarantor with the Company. Also, the developer of these projects has agreed to defer the collection of approximately $2,950,000 in developer fees and costs from the project's construction budgets until after the Company's guarantee obligations have been released. Any operating or construction cost shortfalls will reduce the deferred developer fees paid by the borrower and will be used to reimburse the Company and the non-profit owner for any amounts paid under the guarantee agreements.

NOTE 15 - BUILDING MORTGAGE

                                                                           2005             2004             2003
                                                                           ----             ----             ----
Fidelity Bank - collateralized by rental office building                 $161,015         $170,655         $180,194
   Interest rate varies with a 7.5% maximum, currently 7.5%; monthly principal & interest payment of $1,723; matures March 1, 2006, at which time a balloon payment of $159,376 is due.
Fidelity Bank - collateralized by corporate office building               417,294          431,714              -0-
                                                                         --------         --------         --------
   Interest rate equal to "prime + 1.5%", currently 8.75%; monthly principal & interest payment of $4,322; matures Sept. 1, 2009, at which time a balloon payment of $351,211 is due.
Total principal outstanding at December 31                               $578,309         $602,369         $180,194

Interest expense for the years ended December 31                          $45,197          $23,898          $15,784

Estimated annual principal  payments:  2006 - $176,997;  2007 - $17,437;  2008 -
$19,026; 2009 - $364,849.

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

NOTE 18 - EARNINGS PER SHARE

Basic earnings per share have been calculated as follows:

2003        Net Income                                   $478,880
----        Average Common Shares Outstanding             521,782
            Earnings per Common Share                    $   0.92
2004        Net Income                                   $511,367
----        Average Common Shares Outstanding             713,567
            Earnings per Common Share                    $   0.72
2005        Net Income                                   $577,627
----        Average Common Shares Outstanding             840,376
            Earnings per Common Share                    $   0.69

Diluted earnings per share are the same as basic earnings per share because there are no shares of Series A Convertible Preferred Stock outstanding. Other than the Series A Convertible Preferred Stock, there are no other potentially dilutive securities, stock options or warrants outstanding.

NOTE 19 - MAJOR CUSTOMERS

The Company received more than 10% of its total revenue for the year ended December 31, 2005 from the following customers:

                                           Amount        %        Description of Revenue Received
                                           ------       ---       -------------------------------
Senior Housing Services, Inc.            $6,838,279     43.5%     Interest and fees from real estate joint
                                                                    venture investments
Wellstone Housing, LLC                    3,127,450     19.9%     Interest and fees from family housing
                                                                    development loans
Sage Living Centers, Inc.                 2,326,118     14.8%     Interest and fees from real estate joint
                                          ---------     ----        venture investments and real estate loans
                                        $12,291,847     78.2%

The major customers are not related parties. Neither organization directly or indirectly controls, is controlled by, or is under common control of the Company. There is not common ownership interest, officers, or directors and the Company does not have the power to direct or significantly influence the management or operating policies of these customers.

On December 31, 2004, Senior Housing Services, Inc formed a single member Limited Liability Company (Wellstone Housing, LLC) and purchased the assets and assumed all of Wellstone Housing Corporation's liabilities, which included the Company's real estate loans. The total combined revenue received from Senior Housing Services, Inc. and Wellstone Housing, LLC for the year ended December 31, 2005 was $9,965,729 or 63.4% of the Company's total revenue.

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

The estimated fair values of the Company's financial instruments at December 31, 2005 are:

                                       Carrying Amount       Fair Value
                                       ---------------       ----------
Financial assets:
  Cash and cash equivalents              $ 12,447,193       $ 12,447,193
  Bond holdings                          $ 13,930,221       $ 13,930,221
Financial liabilities:
  Investor certificates                  $129,307,110       $129,307,110
  Mortgage participations                $  2,525,000       $  2,525,000
  Building mortgages                     $    578,309       $    578,309
  Capital lease obligation               $      1,231       $      1,231
  Loan guarantee obligations             $    234,000       $    234,000