Form 10QSB
period 2006-03-31
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2006-05-15
CIK 1035270

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

30040

(Address of principal executive office)

          (Zip Code)

Issuer’s telephone number, including area code:    (678)-455-1100

Former name, address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes   X

No__

As of March 31, 2006, there were issued and outstanding 886,607 shares of the common stock of the issuer.

Transitional Small Business Disclosure Format (Check one):   Yes  [  ]              No [X]

Cornerstone Ministries Investments, Inc.

Index

 Page

Form 10-QSB Title Page

     1

Index

     2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Accountant’s Review Report

F-1

Balance Sheets as of March 31, 2006 and 2005

F-2

Statements of Operations for the three months

ended March 31, 2006 and 2005

F-3

Statements of Changes in Shareholders’ Equity

for the three months ended March 31, 2006 and 2005

F-4

Statements of Cash Flows for the three months

ended March 31, 2006 and 2005

F-5

Notes to Financial Statements

F-6

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operation

   3

Item 3. Controls and Procedures

   7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   8

Item 2. Changes in Securities and Use of Proceeds

  10

Item 3. Defaults on Senior Securities

  10

Item 4. Submission of Matters to a Vote of Security Holders

                10

Item 5. Other Information

                10

Item 6. Exhibits and Reports on Form 8-K

                10

Signatures

                10

Certifications – Exhibits 31.1, 31.2 and 32.1

                11

To The Board of Directors

Cornerstone Ministries Investments, Inc.

We have reviewed the accompanying balance sheet of Cornerstone Ministries Investments, Inc. as of March 31, 2006, and the related statements of operations, changes in shareholders’ equity, and cash flows for the three-month period then ended. These interim financial statements are the responsibility of the Company’s management.

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

The balance sheet of Cornerstone Ministries Investments, Inc. as of March 31, 2005 and the related statements of operations, changes in shareholders’ equity, and cash flows for the three-month period ended March 31, 2005 were reviewed by another accountant, whose report dated May 9, 2005, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

/s/ Berman Hopkins Wright & Laham, CPAs, LLP

Winter Park, Florida

May 11, 2006

CORNERSTONE MINISTRIES INVESTMENTS, INC.
BALANCE SHEETS
March 31, 2006 and 2005

	2006	2005
ASSETS
Cash and cash equivalents	$ 4,616,606	$ 11,114,985
Loans in process	690,524	89,283
Real estate loans, net (including $40,822,994	121,444,742	59,520,790
and $891,962 from related parties - see Note 4)
Real estate joint venture investments, net	16,156,514	58,661,890
Bond holdings and accrued interest	2,055,001	3,967,583
Property and equipment, net	530,215	796,562
Deferred tax asset, net	181,070	-
Goodwill	450,997	450,997
Unamortized debt issue costs	2,605,229	2,707,314
Foreclosed real estate held for sale	290,679	-
Real estate held for investment	340,000	340,000
Other assets	55,070	119,005

TOTAL ASSETS	$149,416,647	$137,768,409

LIABILITIES
Investor bonds and accrued interest	$139,235,173	$126,611,033
Mortgage participations and accrued interest	3,578,597	4,951,948
Accounts and other payables (including $19,458	113,952	146,272
and $0 to related parties - see Note 4)
Loan guarantee obligations	234,000	131,000
Building mortgages	413,801	595,788
Capital lease obligation	-	6,365
Deferred taxes payable	-	56,441

TOTAL LIABILITIES	143,575,523	132,498,847

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, no par
value; 235,000 shares authorized, no
shares issued and outstanding	-	-
Common Stock, $0.01 par value; 10 million shares
authorized; 886,607 and 813,913 shares
issued and outstanding	8,866	8,139
Paid in capital	5,536,550	5,083,276
Retained earnings	295,708	178,147

TOTAL SHAREHOLDERS' EQUITY	5,841,124	5,269,562

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$149,416,647	$137,768,409

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006 and 2005

	2006	2005
REVENUES
Real estate loan and joint venture interest and fees (including	$3,704,498	$3,233,140
$991,767 and $32,224 from related parties - see Note 4)
Loan participation and other income (including	303,756	470,921
$15,000 and $15,000 from related party - see Note 4)

TOTAL REVENUES	4,008,254	3,704,061

EXPENSES
Investor interest expense	2,990,797	2,729,419
Loan loss expense	46,000	25,000
Marketing expenses	290,068	287,569
Management and advisory fees to related party (see Note 4)	349,089	378,614
Operating expenses	186,206	187,962

TOTAL EXPENSES	3,862,160	3,608,564

Income Before Provision For Income Taxes	146,094	95,497

Income Tax Provision	30,079	8,593

NET INCOME	$ 116,015	$ 86,904

Basic and Diluted Earnings
per Common Share	$ 0.13	$ 0.11

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended March 31, 2006 and 2005

	COMMON STOCK:		PAID-IN	PREFERRED	RETAINED	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	EQUITY

BALANCE, DECEMBER 31, 2004	819,351	$ 8,194	$5,118,568	$ -	$ 91,243	$5,218,005
Net income					86,904	86,904
Common stock issued	-	-	-			-
Common stock redeemed	(5,438)	(55)	(35,292)			(35,347)

BALANCE, MARCH 31, 2005	813,913	$ 8,139	$5,083,276	$ -	$ 178,147	$5,269,562

BALANCE, DECEMBER 31, 2005	891,914	$ 8,919	$5,570,992	$ -	$ 179,693	$5,759,604
Net income					116,015	116,015
Common stock issued	-	-	-			-
Common stock redeemed	(5,307)	(53)	(34,442)			(34,495)

BALANCE, MARCH 31, 2006	886,607	$ 8,866	$5,536,550	$ -	$ 295,708	$5,841,124

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006 and 2005
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 116,015	$ 86,904
Adjustments to reconcile net income to cash
from operations-
Depreciation and amortization	284,664	255,060
Gain from sale of property and equipment	(51,540)	-
Changes in-
Loans in process	(306,262)	(58,410)
Accrued bond interest, net	288,265	28,300
Bond holdings principal discount amortization	(1,895)	-
Accrued real estate loan/joint venture interest and deferred loan fees	(765,993)	(1,118,297)
(including ($191,266) and ($32,224) for related party loans)
Allowance for loan losses	46,000	25,000
Deferred taxes	(37,233)	(13,916)
Investor bond and mortgage participation interest payable	827,826	1,111,803
Loan guarantee obligation, net of related receivables	-	27,000
Accounts and other payables	(486,359)	(98,349)
Other assets	17,150	49,508

NET CASH (USED) PROVIDED BY OPERATIONS	(69,362)	294,603

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made (including $5,454,615 and	(25,187,957)	(7,919,595)
$860,381 to related parties)
Real estate loan principal payments received (including	10,538,444	3,016,208
$4,289,001 and $0 from related parties)
Real estate joint venture investments made	(1,127,611)	(1,499,397)
Bond holdings redeemed or sold	11,974,400	17,850
Property and equipment purchased	(1,685)	-
Proceeds from sale of property and equipment	272,362	-

NET CASH USED BY INVESTING ACTIVITIES	(3,532,047)	(6,384,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor bonds sold	-	5,392,064
Investor bonds redeemed	(4,647,655)	(514,241)
Mortgage participation agreements sold	1,025,000	150,000
Mortgage participation agreements redeemed	-	(2,400,000)
Debt issue costs paid	(128,255)	(275,375)
Building mortgage principal payments	(164,508)	(6,581)
Capital lease principal payments	(1,231)	(1,576)
Common stock redeemed	(34,495)	(35,347)
Dividends paid	(278,034)	(266,287)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(4,229,178)	2,042,657

Net change in cash and cash equivalents	(7,830,587)	(4,047,674)
Cash and cash equivalents at beginning of period	12,447,193	15,162,659

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 4,616,606	$11,114,985
Supplemental Information-
Interest paid during the period	$ 2,174,626	$ 1,628,506
Income taxes paid during the period	$ 375,000	$ 105,000
Non-cash transactions-
Investor bonds matured and re-invested	$ -	$ 126,412
Loan interest financed and included in loan principal (including	$ 494,021	$ 441,150
$49,189 and $10,353 on related party loans)
SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements include the accounts of Cornerstone Ministries Investments, Inc. (“the Company”).  The Company originates and purchases mortgage loans, the majority of which are made to non-profit organizations.  The Company offers specialized loan programs for churches, non-profit or for-profit sponsors of senior housing facilities and non-profit or for-profit sponsors of affordable/low income or age-restricted housing projects.  The Company also invests in other real estate projects for the purpose of selling at a profit, or leasing.  Substantially all of the Company’s loans and investments are in projects located in the Southeastern and southwestern United States.

Cash and cash equivalents include bank accounts and short-term certificates with original maturities of 90 days or less.

Real estate loans and senior housing loans classified as real estate joint venture investments include unpaid principal and accrued interest balances net of deferred loan fees and unearned discounts, less an allowance for loan losses.  Interest income is recognized monthly on the accrual basis in accordance with loan terms.  Interest income is recognized on the cash basis for loans with a recorded impairment loss (other than restructured loans) and the possibility of future loss considered remote.  If the possibility of future loss is probable, then interest income is not recognized and interest payments are credited to outstanding loan principal.  Loan origination fees are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method.   Amortization of deferred loan fees is discontinued when a loan is placed on non-accrual status.  Interest income and loan fees recognized from real estate loans and senior housing loans classified as real estate joint venture investments are reported as “Real estate loan and joint venture interest and fees” in the accompanying Statements of Operations.

The Company receives monthly interest payments on its real estate loans and senior housing loans (classified as real estate joint venture investments) except when the terms of a loan allow a borrower to finance interest payments.  Interest is financed in the following circumstances:

•

Family housing loans may finance interest while the project is in the development and pre-sales phase, which normally lasts 12 to 36 months depending on the size of the project.  The Company receives the financed interest as the borrower sells homes in the development.

•

Church construction loans may finance interest while the church building is under construction.  This takes three to nine months, depending on the size of the building.  When the building is operational, the financed interest from the construction phase is included in the loan’s principal amount and the Company begins receiving monthly interest payments from the borrower.

•

Senior housing loans may finance interest during the construction, renovation and lease-up stages of the borrower’s operations.  This takes two to six months if there is an existing building and 12 to 24 months if the financed property is raw land and a new building is being constructed.  When the facility is operational, the financed interest is included in the loan’s principal amount and the Company begins receiving monthly interest payments from the borrower.

Senior housing loans are classified as real estate joint venture investments if the Company participates in a property’s residual profits and all of the following exist at the inception of the loan:

•

The borrower has title but not a substantial equity investment in the property.

•

The Company does not have recourse to substantial tangible, saleable assets of the borrower other than the underlying collateral of the loan and there is no irrevocable letter of credit for a substantial amount of the loan.

•

There is no take-out commitment for the full amount of the loan from a creditworthy, independent third-party.

•

The facility does not have lease commitments which will provide sufficient cash flow to service normal principal and interest loan amortization.

The Company normally provides all or substantially all of the funding (directly or through loan guarantees) for the acquisition and development of these facilities, which are owned by non-profit entities.  The Company participates in residual profits through loan participation agreements, which enable the Company to receive income from the borrower when the property in which the Company provided financing is sold or refinanced with another lender.  The participation is between 25% and 33% of the borrower’s gain.  Loan participation income is recognized when the borrower’s sale or refinancing is completed and the Company receives cash from the borrower.

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

The allowance for loan losses for real estate loans and senior housing loans classified as real estate joint venture investments is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is determined in accordance with SFAS No. 5 (collective loan losses) and SFAS No. 114 (specific impaired loan losses).  A collective loan loss is recognized when the characteristics of a group of loans indicate that it is probable that a loss exists even though the loss cannot be identified with a specific loan.  The collective loan loss allowance amount is based on observable data that management believes is reflective of the underlying credit losses inherent in the portfolio.  The components of this evaluation include trends in the Company’s historical loss experience, changes in credit risk and credit quality, credit concentrations, economic conditions, collateral values, and other risks inherent in the portfolio. Specific impaired loan loss allowances are made when it is determined that a loan is impaired and the loan’s carrying amount exceeds the present value of estimated future cash flows, or, if the loan is considered collateral dependant, the loan’s collateral value. A loan is considered impaired if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan loss and reduced by charge-offs, net of recoveries. Changes in the allowance relating to specific impaired loans are charged or credited to loan loss expense.  Loans are charged-off to the extent the loan’s carrying amount exceeds the net realizable value of the collateral, with the charge-off occurring when it is likely that the loan is uncollectible and foreclosure will occur.

Foreclosed real estate acquired through, or in lieu of, foreclosure are held for sale and initially recorded at the lower of the asset’s fair value or the loan’s carrying amount, which establishes a new cost basis for the asset.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value less estimated costs to sell.

The Company uses FIN 46R, “Consolidation of Variable Interest Entities” to identify variable interest entities (“VIE”).  A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  A company that holds a variable interest in a VIE will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of expected residual gains, if they occur.  Additional disclosures are also required by primary beneficiaries and other significant variable interest holders.

Bond holdings consist of tax-free local government securities and church bonds.  The Company accounts for these investments using SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and classifies the bonds as “available for sale” securities.  The bonds are initially recorded at cost and if the bonds are purchased for a discount or premium from their par value, the discount or premium is amortized to income over the bond’s remaining life as an adjustment to the bond’s yield.  The bonds are also adjusted for unrealized holding gains and losses.  Temporary unrealized holding gains and losses are reported, net of deferred taxes, as a separate component of shareholders’ equity until realized.  If an unrealized holding loss is judged to be other than temporary, the cost basis of the security is written down to fair value and included in earnings and the amortization of the premium or discount is suspended.

Property and equipment are valued at cost when purchased.  Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which are three to five years for furnishings and equipment, and 40 years for office buildings.

Real estate held for investment includes land which the Company owns and intends to hold as an investment for more than one year.  The assets are carried at the lesser of cost or fair value.  Impairment losses are recognized when the carrying amount of a long-lived asset is determined not to be recoverable and the carrying amount exceeds fair value.  Profit from real estate sales is recognized when the collectibility of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale to earn the profit.  If either of these conditions exists, all or part of the profit is deferred and recognized using the installment sale method or cost recovery method as prescribed by SFAS No. 66, “Accounting for Sales of Real Estate”.

Interest on Investor Bonds is accrued from the date of issuance. Bond holders choose, at the time of purchase, to have interest paid semi-annually or upon redemption.  Investors holding five year bonds in multiples of $10,000 may receive interest monthly.  Unpaid interest is compounded semi-annually.  Interest on Mortgage Participation Agreements is accrued from the date of issuance and is paid monthly.

Mortgage Participation Agreements are accounted for as secured borrowings with pledges of collateral because the agreements do not meet the definition of a sale of a financial asset under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

The Company is guarantor on certain loans secured by senior housing and affordable apartment facilities which are owned by non-profit entities.  A loan guarantee obligation is recognized based on the loan guarantees estimated fair value.  The Company normally charges the loan guarantee’s fair value to the respective borrower as compensation for the Company’s risk and payment is expected within 30 days of the guarantee’s origination or modification date.  Unpaid amounts are classified as “Loan guarantee receivables” in the accompanying balance sheets.  If the loan guarantee’s fair value is not charged to the respective borrower, deferred loan fees related to the borrower’s loan with the Company are reduced by the guarantee’s fair value.  The reduced deferred loan fees are amortized to earnings over the life of the loan.  Loan guarantee obligations are analyzed at the end of each fiscal year and if the fair value of the loan guarantee has declined, the carrying amount of the obligation is reduced and credited to earnings.

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

New Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS 123R). This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R requires that companies use a fair value method to value stock options and recognize the related compensation expense in net earnings. The provisions of SFAS 123R are effective for the first reporting period beginning after December 15, 2005, although earlier application is encouraged. The Company does not have any share-based payment obligations; accordingly, the adoption of this pronouncement had no effect on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections” (SFAS 154), which replaces APB Opinion No. 20 “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle.  Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized  by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

Recently, the FASB has been very active, issuing a number of accounting pronouncements with various effective dates. These pronouncements, which were not discussed above, do not have a material effect on our financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

At March 31, property and equipment is composed of:

	2006	2005

Office Condominiums	$546,316	$795,034
Office Computers, Furnishings, Software & Equipment	147,336	122,037
Vehicles	30,351	30,351
Capital lease – phone system	-0-	17,710
Less: Accumulated Depreciation	(193,788)	(168,570)
Property and equipment, net	$530,215	$796,562
Depreciation expense	$ 12,783	$ 14,183

In February 2006, the Company sold its office condominiums which were being leased to a third party.  The net proceeds received at closing were $272,362.  The carrying value of the property sold was $220,822; therefore, a $51,540 gain was recognized from this sale.  With the closing proceeds, the Company paid off the $160,332 in outstanding principal on the mortgage loan that secured the property.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Leases

During March 2003, the Company entered into a capital lease for a new telephone system at the Company’s headquarters.  In March 2006, the Company made its last payment and the asset is now owned by the Company.  The lease was originally recorded at the asset’s fair value and amortized over three years using the straight-line method.  Interest expense was calculated based on the implied interest rate in the lease.  The lease payment, including principal, interest and sales tax, was $672 per month.  Amortization expense was $984 and $1,476 and interest expense was $25 and $307 for the three months ended March 31, 2006 and 2005, respectively.  There are no future minimum lease payments as of March 31, 2006.

Loan Commitments

The Company makes loan commitments in connection with certain real estate loans and joint venture investments that include funding for project development, building construction, renovations, lease-up operations, financed interest and other amounts that the borrower may draw upon in accordance with the loan agreement.  For existing loans, the Company has $39,824,000 in approved, unused loan commitments for real estate loans and $701,000 for real estate joint venture investments as of March 31, 2006.  The Company also has five new approved real estate loan commitments totaling $9,700,000 as of March 31, 2006 which the Company expects to start funding in the second quarter of 2006.

Legal Proceedings

The Company occasionally becomes involved in various claims and legal actions arising from the ordinary course of its business.  It is the opinion of the Company’s management that the ultimate disposition of these items will not have a material effect upon the Company’s financial position or results of operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

Cornerstone Capital Advisors, Inc. – Management and Advisory Service Agreement

Effective July 1, 2003, the Company entered into a Management and Advisory Services Agreement with Cornerstone Capital Advisors, Inc. (“CCA”) to provide loan management, administration, and accounting; investor relations; marketing; computer and management information systems administration; record maintenance; executive management; and bookkeeping and accounting services.  The agreement is for renewable one year terms and it may be terminated by either party upon 60 days’ written notice.  The Company does not have any employees of its own and CCA is subject to the supervision of the Company’s board of directors.  Two of the Company’s directors serve on the CCA board of directors.

The agreement obligates the Company to pay CCA the following fees:

•

Management Fee – equal to 10% of the Company’s revenues from all sources other than loan fees, loan participations and revenue received from CCA plus 30% of loan participation revenue.  This fee is payable monthly.

•

Loan Origination Fee – equal to 30% of the total loan fee charged by the Company to its borrowers.  The fee is generally paid from loan proceeds and reduces deferred loan fees.

For the three months ended March 31, the Company paid CCA as follows:

	2006	2005
Management Fees	$349,089	$378,614
Loan Origination Fees	640,875	-0-
	$989,964	$378,614

As of March 31, 2006 and 2005, the Company owed CCA $19,458, and $0, respectively, under the terms of this agreement.

Cornerstone Capital Advisors, Inc. – Office Lease

Effective August 1, 2004, the Company and CCA entered into a lease agreement whereby CCA is leasing the Company’s corporate office building and office/computer equipment in Cumming, GA.  The lease payment is $5,000 per month.  The initial lease term ended on August 31, 2005, after which time the lease converted to a month-to-month lease.  The Company’s cost basis in the office building and office/computer equipment is approximately $617,000.  The Company received $15,000 from CCA under the terms of this lease during the three month periods ending March 31, 2006 and 2005.

Cornerstone Direct Public Offerings, LLC

The Company has contracted with Cornerstone Direct Public Offerings, LLC (“CDPO”) to provide legal and other services for the filing of SB-2 Registration Statements with the Securities and Exchange Commission.  Two of the Company’s directors serve on the board of directors of CDPO’s majority owner, Foundation for Christian Communities Development, Inc.  Prior to 2005, the base service fee was $75,000 per filing payable in installments during the filing process.  For filings made in 2006 the Company intends to use CDPO only for the state filing portion of its registrations, which will reduce CDPO’s service fee.  The fee schedule has not been finalized as of March 31, 2006.

In 2004, the Company entered into a service agreement with CDPO for the filing of a new SB-2 Registration Statement.  $75,000 was paid to CDPO in 2004 under this service agreement.  In January 2005, the Company amended the agreement and paid $20,000 to CDPO due to an increase in the amount of time needed to register the securities with various state securities regulators.  No amounts were owed to CDPO as of March 31, 2006 and 2005.  See Note 13 for additional disclosures on the Company’s registration statements.

Loans made to subsidiaries of Cornerstone Group Holdings, Inc.

During 2005, two loans were made to wholly owned subsidiaries of Cornerstone Group Holdings, Inc (“CGH”).  At the time that these loans were originated, two of the Company’s directors served as directors of CGH.  Subsequent to the time of the loan originations, both of the Company’s directors resigned from the board of CGH.  The loans accrue interest at 10% per annum and mature in 2006.  As of March 31, 2006, the carrying amount of these two loans was $1,938,712.

In the first quarter of 2006, the Company originated a loan to Preston Pointe Apartments, LP (“Preston Pointe”).  CGH owns 80% of the sole general partner of Preston Pointe.  The loan is being used to construct low income housing tax credit apartments.  The loan accrues interest at 10% per annum and the loan matures in September 2007.  As of March 31, 2006 the loan’s carrying amount was $1,666,425.  The maximum loan commitment is $4,500,000.

In the first quarter of 2006, the Company originated a loan to Preston Ridge, LLC,  a wholly owned subsidiary of CGH.  The loan is being used to construct affordable single family townhomes.  The loan accrues interest at 10% per annum and the loan matures in March 2007.  As of March 31, 2006 the loan’s carrying amount was $593,918.  The maximum loan commitment is $1,600,000.

The total carrying amount on all loans to CGH subsidiaries was $4,199,055 as of March 31, 2006.

Wellstone Retirement Communities I, LLC

In December 2005, the Company’s two largest borrowers sold eight senior housing properties to Wellstone Retirement Communities I, LLC (“WRC”) which is managed by Cornerstone Capital Advisors, Inc. (“CCA”), which also serves as the Company’s manager.  Also, two of the Company’s directors are directors for CCA.  As a result of this transaction, the Company received $60,677,668 in loan principal and $2,512,500 in bond holdings principal.  The Company immediately supplied subordinated financing of $37,901,607 at 9.5% interest and a two year maturity to WRC to purchase the property.  Approximately $10,151,000 in equity was contributed to WRC by independent accredited investors with the remaining $64,077,000 needed to purchase the properties supplied by third party financing as a first mortgage on the properties purchased.

On January 31, 2006, an additional senior housing property was sold by Sage Living Centers, Inc. to WRC.   The Company received $11,974,400 in bond holdings principal and immediately supplied an additional $1,548,796 in subordinated financing to WRC.  WRC also received an additional $10,922,801 in third party financing at this time.

On March 31, 2006, outstanding principal and interest was $35,613,403 and $290,536, respectively for a carrying amount of $35,903,939.

Loan to Castleberry Properties, LLC

In March 2006, the Company originated a loan with a maximum commitment of $800,000 to Castleberry Properties, LLC (“Castleberry”) for the acquisition of land that will be developed into an office park.  Cornerstone Capital Advisors, Inc., the Company’s manager, is a 50% owner of Castleberry.  As of March 31, 2006, the loan principal outstanding is $720,000.  Cornerstone Capital Advisors, Inc. contributed equity of $172,000 to Castleberry.

NOTE 5 - REAL ESTATE LOANS

At March 31, the Company had Real Estate Loans outstanding as follows:

	2006	2005

Family housing development loans	$80,187,251	$36,714,920
Church mortgage loans	7,368,154	9,169,099
Senior housing mortgage loans	36,613,403	13,792,638
Total principal	124,168,808	59,676,657
Accrued Interest	882,093	600,391
Unearned Loan Fees	(2,828,159)	(99,258)
Allowance for loan losses	(778,000)	(657,000)
Total Real Estate Loans	$121,444,742	$59,520,790

These loans mature as follow: 2006 - $37,329,040; 2007 - $70,639,753; 2008 - $15,610,439; 2009 - $589,576; 2010 and beyond - $0.  Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

In 2005, the Company originated a loan with a for-profit entity that did not have enough equity or subordinated debt to absorb all of its estimated expected losses.  The Company is not considered the primary beneficiary since the entity’s equity and subordinated debt is sufficient to absorb the majority of its estimated expected losses.  The loan’s carrying amount on March 31, 2006 was $337,613.

Based on the terms of the loans, the Company allows borrowers with loans related to certain family housing and church properties to finance interest payments while the properties are in the development and construction phase of operations.  For the three months ended March 31, the net interest payments financed were:

     2006

    2005

Current year interest financed

$891,642

$312,903

Previous years’ financed interest received

 (452,065)

   (48,855)

Net financed interest

$439,577

$264,048

On March 31, 2006, the Company had significant credit risk concentrations in the following states:

Georgia - $ 27,748,348

Florida  - $ 16,828,179

Texas   -  $ 50,148,686

South Carolina - $21,156,317

Impaired loan disclosures for the three months ended March 31:

                                                                                         2006                     2005

Number of impaired loans

     1                           1

Carrying amount at March 31                                     $363,524              $269,324

Weighted average investment – year-to-date              $365,041              $266,308

Impaired loan interest income                                     $    8,566              $    6,033

No allowance for specific impaired loan loss has been recorded because the carrying amount of the impaired loans as of March 31, 2006 and 2005 was less than the present value of their expected future cash flows.

NOTE 6 – REAL ESTATE JOINT VENTURE INVESTMENTS

As of March 31, certain of the Company’s mortgage loans on senior housing facilities are classified as real estate joint venture investments, as follows:

Location	2006	2005

McKinney, TX	$ -0-	$ 4,138,210
St. Petersburg, FL	5,464,960	4,810,334
Lewisville, TX	545,000	10,617,954
Garland, TX	-0-	6,511,957
Chattanooga, TN	5,730,991	5,666,188
San Antonio, TX	2,268,370	12,322,872
Winter Haven, FL	-0-	5,942,402
Bryan, TX	-0-	3,266,317
Edmond, OK	1,598,689	5,346,201
Total principal outstanding	15,608,010	58,622,435
Accrued interest	552,037	539,269
Unearned loan fees	(3,533)	(499,814)
Allowance for loan losses	-0-	-0-
Real estate joint venture investments, net	$16,156,514	$ 58,661,890

All of the loans mature in 2006.  Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

The Company participates in the residual profits of the real estate joint venture investments through loan participation agreements, which enable the Company to receive income from a borrower when a property in which the Company provided financing is sold or refinanced with another lender.  The participation percentage for each property varies between 25% and 33% of the borrower’s gain.

In March 2005, the Company received $257,000 in loan participation income from a borrower as a result of the sale of a senior housing facility in which the Company held a real estate joint venture investment.

All loans accrue interest at 10% per year and except as noted below, ‘interest-only’ payments are received monthly.  The original loan terms are for one year with two, one year extensions at the Company’s option.  The Company charges a 10% loan origination fee which is financed and included in the loan’s principal balance.

In accordance with loan terms, the Company allows certain borrowers to finance interest payments while their facilities are in the construction or renovation phase of operations.  For the three months ended March 31, the net interest payments financed were as follows:

    2006           2005

Current year interest financed

$54,444      $177,102

Previous years’ financed interest received

       -0-                  -0-

Net financed interest

$54,444      $177,102

The Company analyzes the underlying operations and collateral of each facility in which there is an outstanding loan by requiring independent appraisals every 12 to 24 months, reviewing loan balances and comparing them to the established loan budgets, and by analyzing income and cash flow statements that are submitted by the borrowers.  If it is determined that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a loan, the loan is considered impaired and a loan loss will be recognized to the extent the collateral’s fair value is less than the current loan carrying amount.

One real estate joint venture investment loan was considered impaired as of March 31, 2006. The impaired loan’s carrying amount as of March 31, 2006 and its average carrying amount for the first three months of 2006 were $6,200,445 and $6,142,411, respectively.   A total of $141,068 in interest was earned in the first three months of 2006 from this loan.  The loan’s collateral is appraised at $7,400,000; therefore, no loan loss allowance has been established.  No loans were considered impaired as of March 31, 2006.

NOTE 7 – ALLOWANCE FOR LOAN LOSSES

For the three months ended March 31, 2006 and 2005, a summary of changes in the allowance for loan losses by loan type is as follows:

Real Estate
		Family	Senior	Joint Venture
	Church	Housing	Housing	Investments	Total
Balance – 12/31/04	$ -0-	$ 632,000	$ -0-	$ -0-	$632,000
Loan loss expense	-0-	25,000	-0-	-0-	25,000
Charge-offs	-0-	-0-	-0-	-0-	-0-
Recoveries	-0-	-0-	-0-	-0-	-0-
Balance –3/31/05	$ -0-	$ 657,000	$ -0-	$ -0-	$ 657,000
Balance – 12/31/05	$ -0-	$ 732,000	$ -0-	$ -0-	$ 732,000
Loan loss expense	-0-	46,000	-0-	-0-	46,000
Charge-offs	-0-	-0-	-0-	-0-	-0-
Recoveries	-0-	-0-	-0-	-0-	-0-
Balance – 3/31/06	-0-	$ 778,000	-0-	-0-	$ 778,000

Components of allowance for loan losses at March 31:

    2006                    2005

Collective loan losses-

  Historical experience

$          -0-          $          -0-

  Current credit risk assessment

    778,000              657,000

  Total collective loan losses

    778,000              657,000

Specific impaired loan losses

            -0-                      -0-

Total allowance for loan losses

$  778,000          $  657,000

The Company has never incurred a loan loss charge-off; therefore, there is no collective loan loss allowance related to the Company’s historical experience.  For the three months ended March 31, 2006 and 2005, the charges to loan loss expense were due to an increase in the principal outstanding on Family Housing loans.

NOTE 8 - GOODWILL

The Company adopted SFAS 142 “Goodwill and Other Intangible Assets” effective January 1, 2002.  Goodwill associated with the Company’s acquisition of Presbyterian Investor’s Fund, Inc. is carried at $450,997 and is not subject to further amortization. Goodwill is tested for impairment at the end of each year using the present value of expected future cash flows to determine its fair value.  At December 31, 2005 and 2004, Goodwill’s fair value exceeded its carrying value; therefore, no provision for impairment loss has been recorded.  No goodwill was acquired or sold in either of the periods presented in these financial statements.

NOTE 9 - UNAMORTIZED DEBT ISSUE COSTS

Unamortized debt issue costs consist of legal, accounting, and filing costs incurred to register the Company’s debt securities and commissions paid or accrued on the sale of debt securities.  These costs are amortized on a straight-line basis over the period the associated securities are outstanding, generally five years.  At March 31, 2006, unamortized debt issue costs consist of:

Costs incurred to register debt securities

$    891,797

Commissions paid on the sale of debt securities

   4,832,074

Less: Accumulated Amortization

  (3,118,642)

$ 2,605,229

Amortization expense was $271,881 and $239,817 for the three months ended March 31, 2006 and 2005, respectively, and is included in marketing expenses in the accompanying Statements of Operations.

Estimated amortization expense for the next five years:

4/2006 – 3/2007: $1,038,277

4/2008 – 3/2009: $510,869

4/2010 – 3/2011: $58,762

4/2007 – 3/2008: $731,124

4/2009 – 3/2010: $266,197

NOTE 10 - BOND HOLDINGS

Bond holdings at March 31 consist of-	2006	2005
St. Lucie Co., FL Subordinated Revenue Bonds:
Maturity 7/1/2036	-0-	$2,325,000
Maturity 10/1/2036	-0-	2,700,000
Undivided 50% interest sold to investor	-0-	(2,512,500)
Net investment in St.Lucie Co., FL bonds	-0-	2,512,500
Largo, FL Subordinated Revenue bonds:
Matures 10/1/2033	-0-	2,465,000
Undivided interest sold to investors	-0-	(1,207,850)
Net investment in Largo, FL bonds	-0-	1,257,150
Local Church Bonds, maturing 2013	1,957,716	-0-
Cost and fair value of bond holdings	1,957,716	3,769,650
Accrued interest receivable	97,285	197,933
	$2,055,001	$3,967,583

The bonds are not traded on an exchange; however, management estimates, based on discounted expected cash flows, that the fair value of the individual securities approximates their original cost.  Accordingly, no unrealized holding gains or losses have been recorded in 2006 or 2005.

The local church bonds are recorded net of $56,284 in unamortized bond discounts.  The face amount of the bonds is $2,014,000.  During the three months ended March 31, 2006, $1,896 in bond discounts were credited to interest income.

Proceeds from the sale or maturity of bonds were $11,974,400 and $17,850 for the three months ended March 31, 2006 and 2005, respectively. No realized gains or losses were recognized in either period.  The Company uses the specific identification method to determine realized gains and losses.

Tax-free interest income was $75,359 and $81,914 for the three months ended March 31, 2006 and 2005, respectively.

NOTE 11 - INCOME TAXES

The net deferred tax asset (liability) in the accompanying balance sheets includes the following components as of March 31:

	2006	2005
Deferred tax assets	$ 368,081	$ 306,456
Deferred tax liabilities	(187,011)	(362,897)
Net deferred tax asset (liability)	$ 181,070	$ (56,441)

The deferred tax liabilities result from the use of accelerated depreciation methods for property and equipment and from using the installment method for tax accounting.  The deferred tax assets result from tax versus financial reporting differences in accounting for allowance for loan losses and from differences in the amortization of debt issue and start-up costs.  The Company estimates that future taxable income will be sufficient to realize the deferred tax assets; therefore, no valuation allowance was provided for as of March 31, 2006 and 2005.

Components of the Company’s income tax provision (benefit) for the three months ended March 31:

	2006	2005
Current: Federal	$ 58,112	$ 17,550
State	9,200	4,959
Deferred: Federal	(33,547)	(12,564)
State	(3,686)	(1,352)
	$ 30,079	$ 8,593

Reconciliation of the Company’s income tax provision (benefit) rate to statutory federal rate for the three months ended March 31:

	2006	2005
Statutory federal rate	35.00%	35.00%
Effect of graduated federal rates	(1.00)%	(1.00)%
State taxes, net of federal benefit	3.70%	3.70%
Effect of tax-free bond interest income	(17.50)%	(29.20)%
Other, net	0.40%	0.50%
Effective tax provision rate	20.60%	9.00%

Current income taxes payable were $59,350 and $11,991 as of March 31, 2006 and 2005, respectively, and are included in “accounts and other payables” in the accompanying balance sheets.

NOTE 12 - CASH CONCENTRATION RISK

A cash concentration risk arises when the Company has more cash in a financial institution than is covered by federal deposit insurance. At March 31, 2006, the Company had cash in excess of insured limits totaling $4,408,364.  The Company’s policy is to place its cash investments with high quality financial institutions and has never experienced any loss on holdings in excess of insured limits.

NOTE 13 - INVESTOR BONDS

The Company has three types of bonds outstanding:

Access bonds have no stated maturity and are due on demand.  The minimum investment amount is $100.  The interest rate is determined by the Board of Directors each quarter.  The directors may change the rate between quarters if market conditions warrant such a change.  The current interest rate is 4%.

Graduated rate bonds can be redeemed yearly and have a five year maximum maturity.  The minimum investment amount is $500.  The interest rate increases based on the length of time that the bond is outstanding.  For bonds sold prior to 2004 the rate starts at 7% and increases .5% for each year the bond is outstanding with a 9% maximum rate.  Bonds (Series E & F) sold in 2004 and thereafter have an initial interest rate of 6.25% and increase .5% for each year the bond is outstanding with an 8.25% maximum rate.

Five year bonds have a five year maturity and a $500 minimum investment.  The interest rate is 9% for bonds sold prior to 2004 and 8.25% for bonds (Series E & F) sold in 2004 and thereafter.

The bonds are not collateralized and no sinking fund is required to fund redemptions at maturity.  All of the bonds have been registered with the Securities and Exchange Commission under the Securities Act of 1933.

Five year schedule of principal maturities for bonds outstanding at March 31:

Years to Maturity On demand & 1 year 2 3 4 5+ Total Principal	2006 $ 33,174,959 30,209,125 7,713,061 40,483,453 13,078,857 $124,659,455	2005 $ 22,634,834 14,624,585 30,664,131 7,738,300 41,190,616 $ 116,852,466

At March 31, 2006 and 2005, accrued interest payable was $14,575,718 and $9,758,567, respectively.  Interest rates for bonds outstanding at March 31, 2006 are:

4.00% - $1,127,481

8.00% - $ 498,894

  9.00% - $60,903,371

6.25% - $1,423,722

8.25% - $53,562,308

6.75% - $3,250,633

8.50% - $3,893,046

On August 27, 2004, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $20,000,000 of its Series F Investor Bonds along with $9,750,000 of its Common Stock.  The Securities and Exchange Commission notified the Company that it would not complete a full review of the registration statement.  The registration statement became effective on November 1, 2004 and the Company started to sell securities registered in this statement in January 2005.  For the three months ended March 31, 2005, the Company sold $5,392,064 in bonds and no Common Stock.

The Company filed a new registration statement with the Securities and Exchange Commission in February 2006 with $60,000,000 in Series G Investor Bonds and $32,500,000 in Common Stock available for issuance.  The terms of the Series G Investor Bonds will be similar to the Series E and F bonds.

NOTE 14 – MORTGAGE PARTICIPATION AGREEMENTS

In 2003, the Company began selling Mortgage Participation (“MP”) Agreements.  The MP Agreements have not been registered and therefore, are only available to accredited investors.  The agreements are collateralized by specific loans owned by the Company and entitle the investor to a proportionate share of the interest earned on the collateral.  Interest is paid monthly to the MP investor after the Company receives interest payments on related the collateralized loans.  The agreements have no stated maturity date.  Principal payments are made when the Company receives principal payments on the collateralized loans.  Losses that the Company may incur on the collateralized loans are shared pro-rata with the MP Agreement holders.  The Company has the right but not the obligation to redeem the MP Agreements at any time.  The MP Agreement investors do not have the right to sell or repledge their interest in the underlying collateral.  Interest expense related to MP Agreements was $76,917 and $134,630 for the three months ended March 31, 2006 and 2005, respectively.  MP Agreement principal and interest outstanding and related collateral as of March 31, 2006:

	MP Amount	Total Collateral
	Outstanding	Carrying Amount
Bluffton, SC family housing loan; matures 4/15/07 with no available extensions	$ 3,550,000	$ 8,868,323
Accrued interest payable	28,597
$ 3,578,597

The loan which collateralizes the MP Agreements is classified as a real estate loan in the accompanying balance sheets.  The total carrying amount is equal to the loan’s outstanding principal plus accrued interest.

NOTE 15 - GUARANTEES

The Company is guarantor on three loans secured by senior housing and low income housing facilities owned by non-profit entities.  Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require the Company to guarantee the loan as a condition of the extension of the loan by the financial institution.  The loan guarantees are solely limited to amounts drawn under credit facilities and cover outstanding principal and accrued interest and terminates upon maturity and principal repayment or at project stabilization (as defined by the agreement).  Only upon an uncured payment default and upon demand by the financial institution would the Company be required to perform under its guarantee obligations.  The Company’s recourse would be limited to repossession of the underlying collateral and subsequent resale of the facilities.  As of March 31, 2006, all loans which had a guarantee were current based on their loan terms.  Loan guarantees as of March 31, 2006:

                                   Renewal/                                                            Current                 Loan

                                  Origination      Maturity        Maximum         Principal           Guarantee

Location                         Date               Date           Guarantee       Outstanding        Obligation

Charleston, SC             12/30/05          4/1/08           11,500,000       11,500,000             92,000

Beaufort, SC                12/30/05           4/1/08            8,850,000         8,850,000             71,000

St. Petersburg, FL        12/18/04         5/15/06             7,347,300        6,929,990             71,000

                                                                                 $27,697,300     $27,279,990         $234,000

The guarantees related to the Charleston, SC and Beaufort, SC low income housing facilities also include a construction cost guarantee and various operational performance guarantees as defined by the agreements.  The non-profit owner of these facilities is a co-guarantor with the Company.  Also, the developer of these projects has agreed to defer the collection of approximately $2,950,000 in developer fees and costs from the project’s construction budgets until after the Company’s guarantee obligations have been released.  Any operating or construction cost shortfalls will reduce the deferred developer fees paid by the borrower and will be used to reimburse the Company and the non-profit owner for any amounts paid under the guarantee agreements.

NOTE 16 - BUILDING MORTGAGES

Outstanding at March 31	2006	2005
Fidelity Bank – collateralized by rental office building	$ -0-	$ 168,139
Interest rate varies with a 7.5% maximum, loan was paid off in February, 2006.

Fidelity Bank – collateralized by corporate office building	413,801	427,649
Interest rate equal to “prime + 1.5%”, currently 8.75%; monthly principal & interest payment of $4,322; matures Sept. 1, 2009, at which time a balloon payment of $351,211 is due.

Total principal outstanding at March 31	$413,801	$ 595,788

Interest expense for the three months ended March 31	$ 11,215	$ 10,167

Estimated annual principal payments: 2006 - $12,489; 2007 - $17,437; 2008 - $19,026; 2009 - $364,849.

NOTE 17 - SERIES A CONVERTIBLE PREFERRED STOCK

In 2001, the Company amended its Articles of Incorporation to provide for the issuance of up to 235,000 shares of Series A Convertible Preferred Stock.  The shares do not accrue dividends unless such dividends are declared by the Board of Directors.  The shares entitle the preferred shareholder to have one vote per share, presently equal to the voting rights of Common shareholders.  Each share is convertible, after 3 years, into shares of Common Stock based on an adjustable formula.  No Series A Convertible Preferred Stock was outstanding on March 31, 2006 and 2005.

NOTE 18 - EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2006 and 2005 have been calculated as follows:

2005

Net Income $ 86,904

Average Common Shares Outstanding 815,812

Earnings per Common Share $0.11

2006

Net Income $116,015

Average Common Shares Outstanding 888,107

Earnings per Common Share $0.13

Diluted earnings per share are the same as basic earnings per share because there are no shares of Series A Convertible Preferred Stock outstanding.  Other than the Series A Convertible Preferred Stock, there are no other potentially dilutive securities, stock options or warrants outstanding.

NOTE 19 – MAJOR CUSTOMERS

The Company received more than 10% of its total revenue for the three months ended March 31, 2006 from the following customers:

                                                       Amount        %           Description of Revenue Received

Senior Housing Services, Inc

 and its subsidiaries                    $1,979,353    49.4%        Interest and fees from real estate joint

                                                                                           venture investments and real estate loans

Wellstone Retirement

 Communities I, LLC                      866,526    21.6%        Interest and fees from a real estate loan

               $2,845,879    71.0%

Senior Housing Services, Inc. and its subsidiaries (“SHS”) is not a related party.  SHS neither directly or indirectly controls, is controlled by, nor is under common control of the Company.  There is not common ownership interest, officers, or directors and the Company does not have the power to direct or significantly influence the management or operating policies of SHS.

Wellstone Retirement Communities I, LLC is managed by the Company’s manager, Cornerstone Capital Advisors, Inc.

NOTE 20 – FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents – Fair value approximates their carrying amount due to the initial maturities of the instruments being three months or less.

Bond holdings – These bonds are not traded on an exchange; therefore, fair value is estimated based on the present value of expected future cash flows, which approximates their carrying amount.

Investor bonds and mortgage participations – Fair value is estimated based on the present value of expected future cash flows, which approximates their carrying amount.

Building mortgage and capital lease obligation – Fair value approximates carrying value since stated rates are similar to rates currently available to the Company for debt with similar terms and remaining maturities.

Loan guarantee obligations – Fair value approximates the risk-factored net present value of possible future cash flows related to the specific loan guarantee obligation.

The estimated fair values of the Company’s financial instruments at March 31, 2006 are:

	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 4,616,606	$ 4,616,606
Bond holdings	$ 1,957,716	$ 1,957,716

Financial liabilities:
Investor bonds	$ 124,659,455	$124,659,455
Mortgage participations	$ 3,550,000	$ 3,550,000
Building mortgages	$ 413,801	$ 413,801
Loan guarantee obligations	$ 234,000	$ 234,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Selected financial data.

Please read the following selected financial data in conjunction with the rest of this “Management’s Discussion and Analysis or Plan of Operation” and with our financial statements and related notes in this filing.

	Three months ended
	March 31,
	2006	2005
Revenues	$4,008,254	$3,704,061
Investor interest expense	2,990,797	2,729,419
Loan loss expense	46,000	25,000
Marketing expenses	290,068	287,569
Management/advisory fees	349,089	378,614
Operating expenses	186,206	187,962
Total expenses	3,862,160	3,608,564
Operating income	146,094	95,497
Income tax provision	30,079	8,593
Net income	$116,015	$86,904

Overview of operations.

We have always focused on serving non-profit organizations.  We offer specialized programs for church and other non-profit sponsors of senior housing and affordable/moderate income and age-restricted housing programs.  Nearly all of our earnings prior to 2001 came from financing church facilities.  During the last quarter of 2000, we began to realize revenues from investment in senior and affordable/moderate income housing projects. During the last quarter of 2004, we began to make loans to for-profit sponsors of affordable and low-income housing projects and in 2005 we began making loans to for-profit owners of senior housing facilities.  We generate revenue from:

•

interest on loans

•

origination and renewal fees on loans

•

loan participation income

•

interest on securities

We currently charge a 5% to 10% fee on new loans, based upon expected terms, and renewal fees of as much as 5% of the outstanding balance of the renewing loan.  Our interest rate on all new loans is currently from 9% to 10%.  Some loans are participating loans, which enable us to receive income from the borrower when the borrower sells or refinances (with another lender) the property in which we provided the financing.  The participation percentage varies between 25% and 33% of the borrower’s gain.

Participating loans are classified as real estate joint venture investments if all of the following exist at the loan’s inception:

•

The borrower does not have a substantial equity investment in the property.

•

The Company does not have recourse to substantial tangible, saleable assets of the borrower other than the underlying collateral of the loan and there is no irrevocable letter of credit for a substantial amount of the loan.

•

There is no take-out commitment for the full amount of the loan from a creditworthy, independent third-party.

•

The facility does not have lease commitments which will provide sufficient cash flow to service normal principal and interest loan amortization.

Comparison of Periods Ended March 31, 2005 and March 31, 2006

General.  Assets increased from $137,768,409 at March 31, 2005 to $149,416,647 at March 31, 2006 for an increase of $11,648,238 or 8.5%.  This increase is a result of the sale of Investor Bonds and Mortgage Participations, net of redemptions of $11,250,789.  With the additional net cash from these items and from cash already on hand, we invested in real estate loans and joint venture investments, net of principal payments received, of $19,418,576.  Total revenue increased for the three months ended March 31, 2006 by $304,193 or 8.2% to $4,008,254.  Net income for the three months ended March 31, 2006 was $116,015 compared to $86,904 for the same period ended March 31, 2005.

Total real estate loans and joint venture investments outstanding on March 31, 2006 was $137,601,256 compared to $118,182,680 on March 31, 2005 for an increase of $19,418,576 or 16%.  This increase is due to sales of Investor Bonds and Mortgage Participation Agreements and the subsequent origination or refinancing of real estate loans and joint venture investments, as follows:

New real estate loan originations	$ 30,192,287
Increase in existing loans, net of principal received	2,014,581
New real estate joint venture investments made	-0-
Decrease in existing real estate joint venture investments	(12,788,292)
$ 19,418,576

All other assets composed primarily of cash, bond holdings, property and equipment, and unamortized debt issue costs were $11,815,391 as of March 31, 2006.

Our cash balance decreased $6,498,379 from $11,114,985 on March 31, 2005 to $4,616,606 on March 31, 2006.  This decrease happened because we had no bonds available to sell in the first three months of 2006.  Therefore, all loan originations in this time period came from existing cash and existing loan principal payments.  In 2005, we also had new bond sales coming in and therefore, more cash was available for reinvestment than in 2006.

Principal and interest payable on Investor Bonds and Mortgage Participation (“MP”) Agreements increased $11,250,789 or 8.6% from $131,562,981 as of March 31, 2005 to $142,813,770 as of March 31, 2006.  A registration statement was filed with the Securities and Exchange Commission in August 2004 and became effective in November 2004 which allowed us to sell $20,000,000 in Investor Bonds and $9,750,000 in Common Stock.  This registration allowed us to continue the increase in outstanding bonds and the subsequent investment in new real estate loans and joint venture investments.  In February 2006 we filed a new registration statement which, if approved, will allow us to sell $60,000,000 in Investor Bonds and $32,500,000 in Common Stock.

Real estate loan and joint venture interest and fees earned.  Interest income and fees from real estate loans and joint venture investments for the three months ended March 31 is as follows:

                                                               2006

      2005

  Increase

   %

                                                          $3,704,498

$3,233,140

 $471,358

14.6%

The increase was due to the following:

Increase in average outstanding principal

             $   422,823

 ($132,944,190 – 2006; $115,392,648 – 2005)

Change in weighted average interest rate

    (36,742)

 (9.77% - 2006; 9.90% - 2005)

Change in loan fees recognized

     85,277

$ 471,358

The increase in average outstanding principal and the increase in loan fees recognized are due to the addition of 15 new real estate loans.

Loan participation and other income.  For the three months ended March 31, 2006, loan participation and other income increased as follows:

                                                        2006              2005          Change

Investment income                    $226,731       $147,184        $ 79,547

Loan participation & other          77,025          323,737       (246,712)

   Total                                       $ 303,756      $ 470,921      $ (167,165)

The Company’s investment income is from the purchase of tax-free bonds used as permanent financing for projects the Company funded during their development and initial operations, church bonds and from interest income on the Company’s excess cash.  The increase in investment income for the three months ended March 31, 2006 is due to Church bonds purchased during the third quarter of 2005 ($44,693) and an increase in short-term interest rates ($34,854) in 2006.

The decrease in loan participation and other income was due to:

Loan participation revenue

 ($257,000)

Loan guarantee revenue

     (44,000)

Gain on sale of fixed asset

      51,540

Other

         2,748

  ($246,712)

We received $257,000 in loan participation revenue during the first quarter of 2005 from the sale of a senior housing facility by one of our borrowers.  In the first quarter of 2005, a loan that we guaranteed was paid off; therefore, we recognized the $44,000 loan guarantee fee.  We did not receive any loan participation or loan guarantee revenue in the first three months of 2006.  The gain on sale of fixed asset is due to the February 2006 sale of our rental office building in Cumming, GA.  Please see Note 2 of the “Notes to Financial Statements” for additional information on this transaction.

Investor interest expense. Investor interest expense for the three months ended March 31, 2006 was $2,990,797, which is an increase of $261,378 (9.6%) compared to 2005.  The increase is due to:

Increase in average outstanding certificate principal, including

              $ 360,973

 interest payable subject to compounding

  ($136,826,303 – 2006; $119,663,241 – 2005)

Change in weighted average interest percentage

  (41,882)

  (8.53% - 2006; 8.67% - 2005)

Decrease in average outstanding Mortgage Participation principal

  ($3,076,680 – 2006; $5,385,200 – 2005)

  (57,713)

$ 261,378

Loan loss expense and allowance for loan losses.    We charged $46,000 and $25,000 for the three months ended March 31, 2006 and 2005, respectively, to loan loss expense.  These charges were due to increases in the family housing development loan portfolio’s outstanding principal.

The allowance for loan loss increases that we made in 2006 and 2005 are classified as collective loan loss allowances.  A collective loan loss allowance is recognized when the characteristics of a group of loans indicate that it is probable that a loss exists even though the loss cannot be identified with a specific loan.  The allowance for loan losses is reviewed quarterly and increases or decreases will be made based on the results of these reviews.

As of March 31, 2006, one church loan and one real estate joint venture investment loan were considered impaired because they are at least six months behind on their interest payments.  The real estate joint venture investment loan had a carrying amount of $6,200,445 and the church loan had a carrying amount of $363,524 on March 31, 2006.  In total we had $6,563,969 in impaired loans.  At March 31, 2005, we had one church loan with a carrying amount of $269,324 that was impaired.  We have received an appraisal on the real estate joint venture investment loan’s collateral and it is worth approximately $1.2 million more than the loan’s carrying amount; therefore, we have not recognized an impairment loss on this loan.  We will continue to monitor the operating progress of this borrower and we are actively involved in possible re-financing opportunities with this property.

As of March 31, 2006, allowance for loan losses as a percent of outstanding loan principal by loan type:

	Loan Loss Allowance	Outstanding Principal	%
Family Housing Development Loans	$ 778,000	$ 80,187,251.9%
Church Mortgage Loans	-0-	7,368,154	0%
Senior Housing Mortgage Loans	-0-	36,613,403	0%
Real Estate Joint Venture Investments	-0-	15,608,010	0%
Total	$ 778,000	$139,776,818.6%

Marketing expenses. Total expenses for the marketing of Investor Bonds for the three months ended March 31, 2006 were $290,068 compared to $287,569 for the same period in 2005.  The change is due to:

	2006	2005	Change
Debt issue cost amortization	$271,881	$239,817	$32,064
Other marketing costs	18,187	47,752	(29,565)
	$290,068	$287,569	$2,499

Selling commissions paid to brokers for selling Investor Bonds and Mortgage Participations and costs incurred to register Investor Bonds are paid in cash and charged as an expense over the term of the related debt.  The unamortized balance is classified as an asset on the balance sheet as “Unamortized debt issue costs”.  The balance was $2,605,229 and $2,707,314 as of March 31, 2006 and 2005, respectively.

The increase in debt issue cost amortization for the three months ended March 31, 2006 is due to an increase in outstanding Investor Bonds at March 31, 2006.  Other marketing costs have decreased because we spent approximately $30,000 in the first three months of 2005 on compliance issues related to the Chicago Stock Exchange.  We have not had to spend additional money in 2006 on this issue.

Operating and management expenses. Management and advisory expenses for the three months ended March 31 decreased $29,525 (-7.8%) from $378,614 in 2005 to $349,089 in 2006.  The decrease is due to a $77,000 loan participation revenue fee paid to Cornerstone Capital Advisors, Inc. (“CCA”) in the first quarter of 2005.  No loan participation fees were paid in the first three months of 2006.

Our management and advisory agreement with CCA obligates us to pay CCA the following fees:

•

A monthly management fee equal to 10% of our revenues from all sources other than loan fees, loan participation revenue, and revenue received from CCA plus 30% of loan participation revenue.

•

A loan origination fee equal to 30% of the total loan fees charged by the Company to its borrowers.  The fee is generally paid from loan proceeds and reduces deferred loan fees that we will recognize over the life of the loan.

Please see Note 4 of the “Notes to Financial Statements” for additional information about our agreement with CCA and for amounts that we have paid to CCA during the three months ended March 31, 2006 and 2005.

For the three months ended March 31, 2006 and 2005, operating expenses were as follows:

                                                2006

             2005

           Change

 $186,206         $187,962              ($1,756)

Income tax provision. The income tax provision for the three months ended March 31, 2006 was $30,079 compared to $8,593 for the same period ended March 31, 2005.  The increase in income taxes is due to an increase in pre-tax income.  The Company’s effective tax provision rate was 20.6% and 9.0% for the three months ended March 31, 2006 and 2005, respectively.  A reconciliation of the Company’s effective tax provision rate to the federal statutory rate is included in the attached “Notes to Financial Statements” (Note 11).

Dividends.  Dividends of $278,034 and $266,287 were paid in January 2006 and 2005, respectively.

Liquidity and Capital Resources

Cash flows from operations.  Net cash (used) provided by the Company’s operations for the three months ended March 31, 2006 and 2005 was ($69,362) and $294,603, respectively.  The decrease in 2006 was due to an increase in loans in process, a decrease in accounts payable and an increase in investor interest payments, partially offset by increases in depreciation and amortization expense, bond holdings interest received and loan interest and fees received.

Investor bond and mortgage participation interest payable increased $827,826 in the first three months of 2006 due to an increase in outstanding debt (10% of the increase) and because approximately 30% to 35% of the investors who purchased bonds in the last three years have elected to reinvest the interest due to them and not receive the interest in cash until maturity.

Included in the 2006 and 2005 changes in accrued real estate loan and joint venture interest and deferred loan fee amounts is $494,021 and $441,150 in interest which was financed as part of loan principal.  We receive monthly interest payments on our loans except when the terms of certain loans allow borrowers to finance interest payments while the collateralized property is under development or construction.  A summary (by loan type) of the amount of net financed interest for the three months ended March 31, 2006 and 2005 is as follows:

                                                                2006

               2005

Family Housing Development           $732,597

           $ 265,821

Church Construction                             (69,333)                           (1,773)

Senior Housing                                   (169,243)                        177,102

                                                            $494,021

           $441,150

The amount for 2006 represents interest accrued and financed in 2006, net of payments received in 2006 that were financed in previous years.  2005’s amount represents interest accrued and financed in 2005, net of payments received in 2005 that were financed in previous years.

The increase in the family housing net financed interest in 2006 as compared to 2005 is due to the addition of twelve new projects which are in their development phase of operation and are financing their interest.  This increase in projects in their development phase is partially offset by three projects which have gone into their sales phase and are paying interest to us as they sell homes.

We received $69,333 in previously financed church interest due to significant pay downs on two church loans.

The decrease in senior housing financed interest in 2006 is due to 1) the McKinney, TX loan being re-classified to a family housing loan because the borrower determined that an age-restricted housing development was a better use of the property and 2) we received $223,687 in previously financed interest due to significant pay downs received on senior housing loans.

Overall, we expect the net financed interest amount to increase from its current levels due to the increase in the number of projects that are in their development phase.  We expect this trend to continue for the rest of 2006 and in 2007 we expect the majority of these projects to go into their sales phase and we will begin to receive the financed interest.

Cash flows from investing activities.    For the three months ended March 31, 2006, the Company used $3,532,047 in cash from investing activities which is a decrease of $2,852,887 from $6,384,934 for the three months ended March 31, 2005.  The decrease was due to the sale of $11,974,400 in bond holdings and the receipt of $252,262 from the sale of our rental office building.  These receipts were offset by an increase (net of payments received) in net real estate and joint venture investment loans made of $9,374,340.

Cash flows from financing activities.  During the three month period ended March 31, 2006, the Company had no registered bonds or stock for sale; therefore, the only money raised was $1,025,000 in Mortgage Participation Agreements.  This represents a decrease of $4,517,064 from new Investor Bonds and Mortgage Participation sales of $5,542,064 for the three months ended March 31, 2005.  As discussed below, we have recently filed a new registration statement with the Securities and Exchange Commission.

Investor Bonds redeemed for cash increased from $514,241 for the three months ended March 31, 2005 to $4,647,655 for the three months ended March 31, 2006.  This increase is due to a larger amount of maturities in the first three months of 2006 versus 2005.  We had no bonds available for these maturity bonds to reinvest in so all maturities were paid in cash.

We have $33,174,959 in Investor Bonds coming due or redeemable upon demand in the next 12 months.  $10,450,689 of this amount is for graduated certificates, which allow an investor to redeem their certificate each year on the anniversary date of the purchase.  Based on our historical experience, we expect that less than 20% of the graduated certificates will be redeemed for cash during the next 12 months.

We have filed a new registration statement with the Securities and Exchange Commission with approximately $60,000,000 in Series G Investor Bonds available for issuance with terms similar to our Series E and F bonds.  If approved, we will offer these new bonds to investors with maturing bonds as a way for them to continue their investment with us.  Our historical experience indicates that over 75% of the maturities will be reinvested into new Investor Bonds, but there is no guarantee that this will happen or that there will be bonds available to reinvest in.  We will ensure that we have enough cash available to handle these maturities.

Among the measures we take to mitigate any demands for cash are:

● Maintain a minimum cash balance, normally no less than $3,000,000.

● Have readily marketable loans that can be sold for par or a premium.

● Ask investors their intentions at least 30 days before their bonds mature.

● Have a bank willing to extend credit lines if needed.

● Spread maturity dates throughout the year.

● Limit each investor to not more than $500,000 maturing in any three-month period.

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

Item 3. Controls and Procedures

The principal executive officer and the principal financial officer of the small business issuer, Cornerstone Ministries Investments, Inc., have, as of September 30, 2005, evaluated the small business issuer’s disclosure controls and procedures, as defined by Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based on their evaluation, they have concluded that those disclosure controls and procedures are designed and implemented effectively to ensure that information required to be disclosed by the small business issuer in the reports that it files or submits under that Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Part II. Other Information

Item 1. Legal Proceedings

The laws of many states provide an exemption from registration for offerings of securities approved for listing on the Chicago Stock Exchange.  Since April 2000, we have considered our securities to have been approved for listing on the Chicago Exchange.  Prospectuses for our public offerings of bonds and common stock, and our publicly-filed reports, have included statements that our common stock was approved for listing on the Chicago Exchange.

On December 3, 2004, a letter from the Chicago Exchange denied our application for listing and said that it had not previously approved our common stock for listing.  However, on February 4, 2005, a second letter from the Chicago Exchange said that, upon review, it had apparently approved our common stock for listing subject to the completion of an offering that would meet the Chicago Exchange’s numerical standards for shareowners’ equity, number of public shareholders and publicly held shares.  A March 1, 2005 clarification from the Chicago Exchange said that it agrees that our status was not inconsistent with our being “approved for listing upon notice of issuance,” the language used in state exemption laws.  That being said, our common stock and other securities will not be listed on the Chicago Exchange in the future.

Based upon the Chicago Exchange’s position in its December 3, 2004 letter, securities regulators for several states have raised the issue of whether we lawfully offered and sold securities without registration in those states and/or whether our prospectuses and publicly-filed reports were false and misleading, in their reference to Chicago Exchange approval for listing.  The following paragraphs describe the status of some of such states’ regulators proceedings.  While we do not believe that we have violated any securities laws in connection with our previous reliance on the Chicago Exchange exemption, we have to date elected to settle all such related state regulatory actions where the cost of such settlements are likely to be significantly less than the cost of litigation in each state.

On February 4, 2005 the Texas State Securities Board told us that, by February 11, 2205 we must either sign an Agreed Cease and Desist Order and pay a $25,000 fine or it would obtain an emergency administrative cease and desist order, without our being represented.  We chose to sign the order on February 9, 2005 and paid the fine.  The order states that we must “immediately cease and desist from engaging in conduct that is materially misleading or is otherwise likely to deceive the public in connection with the offer for sale of any security in Texas.”

On March 10, 2005 we attempted to register our Series F bonds and common stock in New Jersey by filing a registration statement with the New Jersey Bureau of Securities.  Because our initial prospectus for the Series F bonds and common stock included the statement that our common stock was approved for listing on the Chicago Exchange upon notice of issuance, the New Jersey Bureau of Securities denied the effectiveness of our registration statement by issuing a Stop Order on October 5, 2005.  According to the Stop Order, we are prohibited from selling the Series F bonds and common stock in New Jersey.

On April 26, 2005 we consented to an entry of a Cease and Desist Order by the Minnesota Commissioner of Commerce that we cease and desist from offering and selling securities in Minnesota until we are in compliance with Minnesota statues and until the Commissioner’s further order.  We also agreed to redeem all bonds purchased by Minnesota residents and to pay an $8,000 civil penalty.

On August 25, 2005, at the informal request of Maine’s Office of Securities, we made rescission offers to investors in Maine.

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

On September 19, 2005 we entered into a Consent Order with the Michigan Office of Financial and Insurance Services, and we agreed to make rescission offers to investors and pay a $4,000 fine.

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

On October 27, 2005, the Colorado Division of Securities sent us a draft of a Stipulation for Consent and Desist Order, the terms of which would require us to make rescission offers to certain Colorado investors.  We agreed to the terms of this particular Stipulation for Consent and Desist Order and have subsequently made the rescission offers set forth in the Order.

Since February 2005, we have been discussing our previous offers to sell securities in Kansas with the Kansas Office of the Securities Commissioner, and on August 24, 2005, the Kansas Office of the Securities Commissioner requested that we provide them with additional information relating to these offers to sell.  On September 12, 2005, we provided the Kansas Office of the Securities Commissioner with the requested additional materials and as of the date of this filing, we have not received any additional requests or correspondence from them.

As a result of the aforementioned rescission offers we have made in Colorado, Indiana, Maine, Michigan and Tennessee, combined with the redemption order issued by the state of Minnesota, we have paid approximately $1,065,500 to those investors who either elected to accept our rescission offers or received mandatory redemption payments.

As of May 11, 2006, we are not aware that any other state has instituted any formal proceedings on this or any other issue related to any of our securities offerings, and we are not a party to any other pending legal proceedings.  We are not aware that any of the properties covered by our mortgage loans is subject to any pending legal proceedings or that any governmental authority is contemplating any legal proceedings involving us or any of those properties, other than described above.

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibits 31.1, 31.2 and 32.1, Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  No reports on Form 8-K were filed during the quarter for which this report is filed.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2006

Cornerstone Ministries Investments, Inc. (Registrant)

By: S/John T. Ottinger

       John T. Ottinger

       Vice President and Chief Financial Officer

Exhibit 31.1

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

Date:  May 12, 2006

s/Cecil A. Brooks

 Cecil A. Brooks, Chairman of the Board, President, Chief Executive Officer

Exhibit 31.2

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

Date: May 12, 2006                          s/John T. Ottinger

                                                          John T. Ottinger, Vice President, Chief Operating Officer and Chief Financial Officer

Exhibit 32.1 to Form 10-QSB

Certification of Chief Executive Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Cecil a. Brooks does hereby certify that the Quarterly Report of Cornerstone Ministries Investments, Inc. on Form 10-QSB for the three months ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 12, 2006

/s/ Cecil A. Brooks, Chairman, President and Chief Executive Officer

Certification of Chief Financial Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

John T. Ottinger, does hereby certify that the Quarterly Report of Cornerstone Ministries Investments, Inc. on Form 10-QSB for the three months ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May 12, 2006

/s/ John T. Ottinger, Vice President and Chief Operating Officer

13