Form 10KSB/A
period 2005-12-31
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2006-07-18
CIK 1035270

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

Georgia

58-2232313

(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification No.)

2450 Atlanta Highway, Suite 904, Cumming, GA

   30040

 (Address of principal executive offices)

(Zip Code)

Issuer's telephone number (678) 455-1100

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X         No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

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

Documents incorporated by reference: Portions of Issuer’s Form SB-2 Registration Statements: No. 333-118613, filed August 27, 2004; No. 333-104810 filed April 29, 2003; No. 333-91564 filed June 28, 2002; and No. 333-93475 filed January 14, 2000.

Transitional Small Business Disclosure Format:  Yes____;     No     X

Cornerstone Ministries Investments, Inc.

Part I

Item 1. Description of Business.

Summary

Our primary objective is to provide income for our certificate holders and shareholders, mainly by financing the acquisition and development of facilities for use by churches, their related ministries and other faith-based and non-profit organizations.  We define “faith-based” organizations as ones which have been formed and are operated in furtherance of their sponsors’ religious commitments.  During the last quarter of 2004, we began making loans to for-profit sponsors of affordable and low-income housing projects.  We will make loans to for-profit sponsors if the project provides senior living, affordable housing or age-restricted housing programs that are similar to those of our non-profit borrowers.

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

Types of loans we make

We make loans to four distinct groups of borrowers.  These borrowers can be characterized as churches, senior housing facilities, family housing development projects and daycare/faith-based schools.  Inherent credit risk is reflected by the effective interest rate charged to each borrower.  In each of the above borrower groups, we normally charge 10% as an annual interest rate.  However, we do recognize the risk in each borrower by the amount of origination fees charged, renewal fees charged, the loan term and any loan participation we may have in the net profit from the borrower’s sale or refinancing of the property.  For larger loans, we may elect to partner with other lenders.  Accordingly, though each loan may carry identical interest rates, the overall risk adjusted return can be managed by fees charged and loan terms and is based on underwriting credit requirements and review.  Typically, church loans will have a 5% origination fee charged, have a one year term and may have a 5% renewal fee charged.  Non-church loans are charged a 10% origination fee, may have terms beyond one year and may not have a renewal fee charged.

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

	Principal	%
Borrower	Outstanding	Outstanding	Initial		Origination	Renewal
Type	Dec 31, 2005	Dec 31, 2005	Term*	Rate	Fee*	Fee*
Daycare/Schools	$ 0	0%	1 year	10%	10%	None
Churches	$ 8,971,537	7.3%	1 year	10%	5%	5%
Senior Housing - Loans	$ 38,901,607	31.7%	1 year	10%	10%	0-5%
- Real Estate Joint Venture Investments	$ 14,425,955	11.8%	1 year	10%	10%	0-5%
Family Housing Development	$ 60,255,260	49.2%	1 year	10%	5-10%	0-5%
	$122,554,359	100.0%
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

We make three basic types of loans:  Development and acquisition loans, construction loans and semi-permanent loans.  The development and acquisition loans involve the most risk of the borrower’s failure to make timely payment of interest or for us to lose principal in the event of default.  Construction loans are made when a property is ready to begin construction or renovation, so the risk is somewhat less.  Semi-permanent loans are made on completed properties that are being used for their intended purpose, so they involve the least risk to us of the three categories.  The following table shows the amount of each of these types of loans in our portfolio at December 31, 2005:

Type of	Principal Outstanding	% of principal at
Loan	at December 31, 2005	December 31, 2005
Development and acquisition	$ 8,684,314	7.10%
Construction	$ 54,650,576	44.60%
Semi-permanent	$ 59,219,469	48.30%
	$ 122,554,359	100.00%

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

Church construction loans may finance monthly interest payments while the church building is under construction.  This takes three to nine months depending on the size of the building.  When the building is operational, the financed interest from the construction phase is included in the loan’s principal amount and we begin receiving monthly interest payments from the borrower.

Real estate joint venture loans may finance monthly interest payments during the construction/renovation and lease-up stages of the borrower’s operations.  This takes two to six months if there is an existing building and 12 to 24 months if the financed property is raw land and a new building is being constructed.  When the construction or renovations are complete and the facility is operational, the financed interest is included in the loan’s principal amount and we start receiving monthly interest payments from the borrower.

Our loan policies

Loan Terms and Conditions.  Each loan is secured by a first or second mortgage lien or a pledge of the borrower’s LLC ownership interest if the property is owned by an LLC, a pledge of revenue and, where we determine necessary, limited personal guarantees made by members or principals of the borrowers.  We may provide a fixed or variable rate loan.  Our loans on senior housing facilities may include a participation feature where there is the possibility of additional income from the borrower upon the borrower’s refinancing of a property or the sale of the property acquired by a borrower and resold during the term of our loan.  The terms and conditions offered to borrowers, including interest rates, fees, maturities and guarantees, will be based upon current market conditions and factors like our operating expenses and the loan's origination expenses.  We charge each borrower an application fee to offset the cost of loan origination and approval, legal fees and out-of-pocket expenses.  We charge a commitment and closing fee and may also charge a loan renewal fee.  These fees may be paid in cash by the borrower or added to the loan principal, at our discretion.  We generally require the normal protections afforded commercial lenders, including title insurance, real estate surveys, appropriate resolutions by the borrower, appraisals of the property, and the issuance of fire and extended insurance coverage.

Loan Guarantees.  Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require a guarantee from the Company as a condition of the extension of the loan by the financial institution.  The guarantee is limited to amounts under the loans and only covers outstanding principal and accrued interest and terminates upon maturity and principal repayment.  At December 31, 2005, there were three loans with a potential total of $27,697,300 for which we have a guarantee.  The total amount outstanding and therefore guaranteed at December 31, 2005 was $27,456,540.  All of the loans which have a guarantee are current based on the respective loan terms.  See Note 14 (page F-18) of the “Notes to Financial Statements” for additional information about these guarantees.

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

For church loans we examine:

·

Membership trends and growth potential

·

Historical financial performance and patterns

·

Value of real estate involved and other collateral

For non-church loans we will review:

·

Proposed business plan and management

·

Markets and demographics

·

Current and projected earnings and cash flow

·

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

•

We determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.

•

A loan is restructured due to the financial condition of the borrower and the interest rate is reduced below what we would normally charge for a similar loan.

A specific impaired loan loss allowance is recognized when an impaired loan’s carrying amount exceeds the present value of expected future cash flows or the collateral’s net realizable value if the loan is considered collateral dependent.  We would place a loan on non-accrual status if a loan is 180 days past due under the terms of the loan agreement and we have determined that an allowance for impairment loss should be recognized on the loan.  In our history, we have had six loan delinquencies of more than six months.  At December 31, 2005, five loans are past due more than 180 days; however, we have not placed any of them on non-accrual status because the underlying collateral for each loan is greater than the outstanding loan amount and we believe that we will receive the entire outstanding amount on each loan.  No allowance for specific impaired loan loss was recognized.  During 2005 we foreclosed on a church loan and repossessed the land and building that collateralized the loan.  This was our first ever foreclosure.  We have determined that the net realizable value of the foreclosed assets is greater than the loan’s carrying amount; therefore, we did not recognize a loan loss.  We have never realized a loan loss write-off and would do so upon the borrower filing bankruptcy or when other collection methods have been exhausted and foreclosure is likely.  The charge-off would be equal to the amount in which the loan’s carrying amount exceeds the net realizable value of the collateral.

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

Subsidiaries

We had no subsidiaries as of December 31, 2005.  See Item 12 and Note 17 of our “Notes to Financial Statements” for information regarding two former subsidiaries, Wellstone Communities, Inc. and Wellstone Financial Group, LLC.

Item 2. Description of Property.

In February 2003, we moved our growing staff into a 4,400 square foot office building in Cumming, Georgia.  We paid $532,040 to purchase the building and as of December 31, 2005, there is a $417,294 mortgage on the building.  Effective August 1, 2004, we began leasing the office and its furnishings to Cornerstone Capital Advisors for $5,000 per month.  See Note 3 (page F-10) of the “Notes to Financial Statements” for additional information about this lease.  We also owned two nearby office condominiums, on which there was a mortgage loan with a $161,015 balance as of December 31, 2005.  They were leased to two tenants, for a total of $2,400 per month.  We sold these two office condominiums in February 2006 for $272,000, recognizing a $52,000 gain from the sale.  In our management’s opinion, the properties are adequately insured.

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

On December 3, 2004, a letter from the Chicago Exchange denied our application for listing and said that it had not previously approved our common stock for listing.   However, on February 4, 2005, a second letter from the Chicago Exchange said that, upon review, it had apparently approved our common stock for listing subject to the completion of an offering that would meet the Chicago Exchange’s numerical standards for shareowners’ equity, number of public shareholders and publicly held shares.  A March 1, 2005 clarification from the Chicago Exchange said that it agreed that our status was not inconsistent with our being “approved for listing upon notice of issuance,” the language used in state exemption laws.  That being said, our common stock and other securities will not be listed on the Chicago Exchange in the future.

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

On March 10, 2005 we attempted to register our Series F bonds and common stock in New Jersey by filing a registration statement with the New Jersey’s Bureau of Securities.  Because our initial prospectus for the Series F bonds and common stock included the statement that the our common stock was approved for listing on the Chicago Exchange upon notice of issuance, the New Jersey Bureau of Securities denied the effectiveness of our registration statement by issuing a Stop Order on October 5, 2005. According to the Stop Order we are prohibited from selling the Series F bonds and common stock in the State of New Jersey.

On April 26, 2005 we consented to an entry of a Cease and Desist Order by the Minnesota Commissioner of Commerce that we cease and desist from offering and selling securities in Minnesota until we are in compliance with Minnesota statutes and until the Commissioner’s further order.  We also agreed to redeem all certificates purchased by Minnesota residents and to pay an $8,000 civil penalty.

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

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

a) Items required by Item 201 and Item 701 of Regulation S-B:

•

The Issuer’s common stock is not approved for listing on any stock exchanges.  No sales of unregistered securities occurred in 2005.

•

The Issuer has no outstanding options, warrants or securities convertible into common stock as of December 31, 2005. There is an aggregate 24,839 shares of the Issuer’s common stock owned by its directors and executive officers and any shareholder it knows to beneficially own 5% or more of the outstanding shares of its common stock. These shares could be sold under Rule 144.

•

The Issuer has filed a Form SB-2 Registration Statement in which the Issuer proposes to publicly offer 5,000,000 shares of its common stock at the same $6.50 price per share as in its previous offerings. There is no public trading and therefore no market price of the common stock that could be affected.

•

There are 487 holders of record of the Issuer’s common stock.

•

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

			Year ended
			December 31,
	2005	2004	2003
Revenues	$ 15,703,121	$ 13,154,641	$ 10,923,548

Investor interest expense	11,638,145	9,263,934	7,246,202
Loan loss expense	100,000	257,000	375,000
Marketing expenses	1,082,967	972,430	630,508
Management & advisory fees	1,445,264	1,290,880	1,013,730
Operating expenses	695,756	722,057	1,091,962
Total expenses	14,962,132	12,506,301	10,357,402
Operating income	740,989	648,340	566,146
Income tax provision	163,362	136,973	87,266
Net income	$ 577,627	$ 511,367	$ 478,880

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

Total real estate loans and joint venture investments outstanding on December 31, 2005 was $121,104,139 compared to $110,686,599 on December 31, 2004 for an increase of $10,417,540 or 9.4%.  This increase is due to sales of Investor Certificates and Mortgage Participation Agreements and the subsequent origination or refinancing of real estate loans and joint venture investments, as follows:

New real estate loan originations	$ 15,741,719
Increase in existing loans, net of principal received	1,992,220
New real estate joint venture investments made	-0-
Decrease in existing real estate joint venture investments	(7,316,399)
$ 10,417,540

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

Principal and interest payable on Investor Certificates and Mortgage Participation (“MP”) Agreements increased $17,785,244 or 14% from $127,823,355 as of December 31, 2004 to $145,608,599 as of December 31, 2005.  In 2004, the Company filed a registration statement with the Securities and Exchange Commission to sell up to $20,000,000 in additional Investor Certificates and $9,750,000 in Common Stock.  The registration statement was approved on November 1, 2004 which allowed us to start selling new Investor Certificates in the first quarter of 2005 and continue the substantial increase in outstanding certificates and the subsequent investment in new real estate loans and joint venture investments.

Real estate loan and joint venture interest and fees earned.  Interest income and fees from real estate loans and joint venture investments for the years ended December 31 is as follows:

	2005	2004	Increase	%
	$14,093,734	$12,668,299	$1,425,435	11.30%

The increase was due to the following:
Increase in average outstanding principal			$2,832,490
($127,484,677 – 2005; $98,295,723 – 2004)
Decrease in weighted average interest rate			(167103)
(9.72% - 2005; 9.89% - 2004)
Decrease in loan fees recognized			(1,239,952)
			$1,425,435

The increase in average outstanding principal is due to the addition of 8 new real estate loans with outstanding principal of $16,405,561 and an increase in the average outstanding principal on existing loans of $12,783,393.  Loan fees recognized decreased because three large loans that we originated in late 2003 and early 2004 had their loan fees fully recognized by early 2005, thus decreasing 2005’s revenue as compared to 2004.  Two of our new loans that we originated in early 2005 did not have loan fees charged so we were not able to replace all of this revenue in 2005.  In the second half of 2005, we charged over $2,100,000 in new loan fees to various borrowers which should increase our recognized loan fees in 2006.

Loan participation and other income.  For the year ended December 31, 2005, loan participation and other income increased (decreased) as follows:

                                                              2005              2004             Change

Investment income                         $   590,866     $ 433,476        $   157,390

Loan participation & other               1,018,521          52,866             965,655

   Total                                            $1,609,387     $ 486,342        $1,123,045

The Company’s investment income is from the purchase of tax-free bonds used as permanent financing for projects the Company funded during their development and initial operations, local church bonds and from interest income on the Company’s excess cash. The increase in investment income is due to the purchase of church bonds in 2005 ($57,000) and from an increase in the short-term interest rates that we earned on our excess cash ($100,000).  Loan participation and other income increased due to $825,000 in loan participation/break-up fees received in 2005, $104,000 in loan guarantee revenue recognized in 2005 and an additional $35,000 in rent received from Cornerstone Capital Advisors in 2005 as compared to 2004.  We received no loan participation revenue and recognized no loan guarantee revenue in 2004.

Investor interest expense. Investor interest expense for the year ended December 31, 2005 was $11,638,145, an increase of $2,374,211 or 26% compared to 2004.  The increase is due to:

Increase in average outstanding certificate principal, including

            $2,536,450

 interest payable subject to compounding

   ($127,800,221 – 2005; $98,723,402 – 2004)

Change in weighted average interest percentage

  (29,617)

   (8.72% - 2005; 8.75% - 2004)

Decrease in average outstanding Mortgage Participation principal

   ($4,947,090 – 2005; $6,273,310 – 2004)                                               (132,622)

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

Even though we have not incurred a loan write-off, we increased our loan loss allowance in 2003 because of an increase in our family housing development loan portfolio’s relative credit risk.  The increased credit risk was caused by slower than expected new home sales in the fourth quarter of 2003, which was a result of slower than expected growth in the U.S. economy.  The increase in our loan loss allowance during 2004 was due to: 1) an increase in the family housing development loan portfolio’s outstanding principal, resulting in $100,000 in loan loss expense, 2) slower than expected new home sales volumes at two projects, and 3) an increase in the time that it has taken three projects to finish the development phase and start selling homes.  The slower than expected home sales and the development time increases have increased the relative credit risk of these projects which resulted in an additional $157,000 in loan loss expense in 2004.  In 2005, we increased our allowance for loan loss $100,000 due to an increase in our family housing development loan portfolio’s outstanding principal.  We will continue to review the credit risk of these projects each quarter and make adjustments to our allowance for loan losses based on the results of our reviews.

The allowance for loan loss increases that we’ve made are classified as collective loan loss allowances.  A collective loan loss allowance is recognized when the characteristics of a group of loans indicate that it is probable that a loss exists even though the loss cannot be identified with a specific loan.  The allowance for loan losses is reviewed quarterly and increases or decreases will be made based on the results of these reviews.

As of December 31, 2005, one joint venture investment loan and four church loans were considered impaired because they were at least six months behind on their interest payments.  The joint venture investment loan had a carrying amount of $6,084,377 and the four church loans had a combined carrying amount of $3,854,226.  In total we had $9,938,603 (8% of our total loan principal outstanding) in impaired loans.  At December 31, 2004 we had one church loan with a carrying amount of $263,291 that was impaired.  This increase was due to the lack of growth in the borrower’s operating results which meant that they were not able to pay all of the interest on their loans.  We have received an appraisal on the joint venture investment loan collateral and it is worth approximately $1.3 million dollars more than our loan’s carrying amount; therefore, we have not recognized a loss on this loan.  We continue to monitor the operating progress of this borrower and are actively involved in possible re-financing opportunities for this property.   Three of the four impaired church loans received second mortgage financing in January 2006 and have been able to pay all of their back interest with these funds.  The second mortgage holder is Church Growth Foundation, Inc. which is a former Company shareholder.

As of December 31, 2005, allowance for loan losses as a percent of outstanding loan principal by loan type:

	Loan Loss Allowance	Outstanding Principal	%
Family Housing Development Loans	$ 732,000	$ 60,255,260	1.2%
Church Mortgage Loans	-0-	8,971,537	0%
Senior Housing Mortgage Loans	-0-	38,901,607	0%
Real Estate Joint Venture Investments	-0-	14,425,955	0%
Total	$ 732,000	$122,554,359.6%

Marketing expenses. Total expenses for the marketing of investor certificates for the year ended December 31, 2005 were $1,082,967 compared to $972,430 for 2004.  The increase is due to:

	2005	2004	Change
Debt issue cost amortization	$ 968,955	$822,862	$146,093
Compliance and registration	51,234	7,891	43,343
Printing and promotions	19,581	66,619	(47,038)
Other marketing costs	43,197	75,058	(31,861)
Total	$1,082,967	$972,430	$110,537

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

Operating and management/advisory expenses. Management and advisory expenses for the year ended December 31, 2005 increased $154,384 or 12% from $1,290,880 in 2004 to $1,445,264 in 2005.  The increase is due to the Company’s growth in revenues.  Prior to July 1, 2003, our employees were paid directly by the Company.  On July 1, 2003, Cornerstone Capital Advisors (“CCA”) hired all of our employees and has billed us according to the terms of the advisory agreement, which is described below.

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

Please see Note 3 of the “Notes to Financial Statements” for additional information about our agreement with CCA and for amounts that we have paid to CCA during 2005 and 2004.

 For the year ended December 31, 2005, operating expenses were $695,756, which is a decrease of $26,301 from 2004’s operating expenses of $722,057.  This change is due to:

Consulting Expense	(20431)
Legal Fees	90,019
Appraisal Costs	(23,708)
Travel Expense	(37,039)
Office Expenses	(30,846)
Other	(4,296)
($26,301)

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

Income tax provision. The income tax provision for the year ended December 31, 2005 was $163,362 compared to $136,973 for the year ended December 31, 2004.  The increase in income taxes is due to an increase in pre-tax income.  The Company’s effective tax provision rate for 2005 and 2004 was 22.1% and 21.1%, respectively.  A reconciliation of the Company’s effective tax provision rate to the federal statutory rate is included in the attached “Notes to Financial Statements” (Note 10).

Dividends. Dividends of $489,177 and $421,353 were declared in 2005 and 2004, respectively.

Liquidity and Capital Resources

Cash flows from operations.  Net cash provided by the Company’s operations for the years ended December 31, 2005 and 2004 was $5,283 522 and $2,066,663, respectively.  This increase was due to an increase in net income, depreciation and amortization expense, accrued investor certificate interest, accounts and other payables and cash received from loan fees and interest, plus a decrease in other assets.  These positive cash flow items were partially offset by an increase in loans in process, an increase in accrued bond holdings interest, an increase in deferred tax assets, and a decrease in loan loss expense.

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

	2005	2004
Family Housing Development	$584,877	$ 1,005,142
Church	15,775	33,093
Real Estate Joint Venture	365,598	460,595
	$966,250	$ 1,498,830

The amount for 2005 represents interest accrued and financed in 2005, net of payments received in 2005 that were financed in previous years.  2004’s amount represents interest accrued and financed in 2004, net of payments received in 2004 that were financed in previous years.

The decrease in the family housing net financed interest in 2005 as compared to 2004 is due to: 1) four loans moving from their development phase into their sales phase which meant that we started to receive previously financed interest, and 2) an $850,000 principal pay down on a project in Mableton, GA which resulted in our receipt of previously financed interest.  In the second half of 2005 we originated six new family housing loans which will require us to finance the interest during the development stages of their operations.  This, along with another five to 10 proposed new family housing loans will increase our financed interest significantly in 2006.  We will still have a minimum of four loans that will be in the sale phase of their project and paying interest but the interest payments from these projects will not be enough to offset the new loans’ financed interest.  We anticipate that between $3.0 and $3.5 million in interest will be financed in 2006.  It is anticipated that the majority of the loans that finance their interest in 2006 will move into their sales phase of operations by early 2007 and start paying their current and previously financed interest.

The Real Estate Joint Venture financed interest for 2005 is related to loans in San Antonio, TX and McKinney, TX.  The San Antonio facility financed approximately $36,000 in interest in 2005 and is currently under renovation and will be operational by 2007.  The McKinney, TX loan was responsible for the remainder of the financed interest.  This loan is collateralized by raw land which was being developed for senior housing and just recently was changed to an age-restricted family housing development.  We have been financing the interest on this loan since June 2003.  Our other Real Estate Joint Venture Investment loans are collateralized by existing facilities that only needed to be remodeled.  Therefore, the period in which the interest is being financed on the McKinney loan is much longer than the other Real Estate Joint Venture Investment loans.  Normally, we finance two to six months’ of interest on senior housing loans.  We anticipate, due to the size of the McKinney project, that we will finance interest for another 12 to 16 months.

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
($5,142,394)

The increase in real estate loans and joint venture investments made in 2005 is due to the Series F registration statement becoming effective in late 2004 and our selling of these securities in 2005 and due to the large amount of loan principal payments received which allowed us to reinvest this money into new and existing loans.

The increase in real estate loan and joint venture investment principal payments received is due to 1) four family housing projects moving into the sales phase of their operations and we have begun to receive principal payments (approximately $11.0 million), 2) large loan pay-downs on two loans and one loan pay-off ($5.1 million) and 3) senior housing loan proceeds received as a result of the sale of eight senior housing facilities to Wellstone Retirement Communities which resulted in an increase in principal payments received from senior housing facilities of $13.4 million over 2004’s principal payments received.

The increase in bonds purchased is from the purchase of $1,953,580 in local church bonds and $10,730,000 in tax-free senior housing bonds, net of $2,543,100 in principal received from existing tax-free bonds.

Cash flows from financing activities.  For the year ended December 31, 2005, the Company’s financing activities provided $11,591,784, a decrease of $21,847,527 when compared to 2004’s amount of $33,439,311.  The decrease was due to:

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

We have $23,058,930 in Investor Certificates coming due or redeemable upon demand in 2006, as follows: $10,921,029 – graduated certificates; $1,406,641 – access certificates; $10,921,029 – five-year certificates.  Graduated certificates can be redeemed yearly on the anniversary date of the purchase and access certificates are due on demand.  Based on past experience, we expect less than 20% of the graduated and access certificates to be redeemed in 2006 and, if we have registered certificates available to sell, we expect that approximately 75% of the maturing five-year certificates will be reinvested into new Investor Certificates.  However, there is no guarantee that this will happen.  We will ensure that we have enough cash available to handle these maturities.

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

Principal and interest payable on Investor Certificates and Mortgage Participation (“MP”) Agreements increased $37,127,901 or 41% from $90,695,454 as of December 31, 2003 to $127,823,355 as of December 31, 2004.  In 2003, the Company filed a registration statement with the Securities and Exchange Commission to sell up to $40,000,000 in additional Investor Certificates and $11,375,000 in Common Stock.  The registration statement was approved on March 26, 2004 which allowed us to start selling new Investor Certificates in the second quarter of 2004 and continue the substantial increase in outstanding certificates and the subsequent investment in new real estate loans and joint venture investments.

On May 31, August 15, and November 18, 2004, three loans that we guaranteed on senior housing facilities in Fort Pierce, FL and St. Petersburg, FL were modified and the maturity dates were extended.  These modifications triggered the recognition of a loan guarantee obligation on our balance sheet.  The loan guarantee obligation is carried at the guarantee’s combined estimated fair value of $175,000.  We billed the loan guarantee obligations to the borrowers as compensation for our risk and received $104,000 in cash during 2004.  The remaining $71,000 was received during the first quarter of 2005.  Please see Note 14 of the “Notes to Financial Statements” for additional information related to loan guarantees.

Real estate loan and joint venture interest and fees earned.  Interest income and fees from real estate loans and joint venture investments for the years ended December 31 is as follows:

	2004	2003	Increase	%
	$12,668,299	$9,319,835	$3,348,464	36%

The increase was due to the following:
Increase in average outstanding principal			$2,187,165
($98,295,723 – 2004; $76,076,836 – 2003)
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

Loan participation and other income.  For the year ended December 31, 2004, loan participation and other income increased (decreased) as follows:

	2004	2003	Change
Investment income	$433,476	$ 350,071	$ 83,405
Loan participation & other	52,866	1,253,642	(1,200,776)
Total	$486,342	$1,603,713	($1,117,371)

The Company’s investment income is from the purchase of tax-free bonds used as permanent financing for projects the Company funded during their development and initial operations and from interest income on the Company’s excess cash.  The increase in investment income is due to the September, 2003 purchase of new tax-free bonds, which increased the balance in our bond holdings portfolio.  Loan participation and other income decreased due to a $1,220,277 loan participation gain recorded in September, 2003.  We received no loan participation revenue in 2004.

Investor interest expense. Investor interest expense for the year ended December 31, 2004 was $9,263,934, an increase of $2,017,732 or 28% compared to 2003.  The increase is due to:

Increase in average outstanding certificate principal, including

            $1,707,349

 interest payable subject to compounding

   ($98,723,402 – 2004; $79,210,846 – 2003)

Change in weighted average interest percentage

      9,044

   (8.75% - 2004; 8.74% - 2003)

Increase in average outstanding Mortgage Participation principal

   ($6,273,310 – 2004; $3,259,920 – 2003)                                                  301,339

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

Even though we have not incurred a loan write-off, we increased our loan loss allowance in 2003 because of an increase in our family housing development loan portfolio’s relative credit risk.  The increased credit risk was caused by slower than expected new home sales in the fourth quarter of 2003, which is a result of slower than expected growth in the U.S. economy.  The increase in our loan loss allowance during 2004 was due to: 1) an increase in the family housing development loan portfolio’s outstanding principal, resulting in $100,000 in loan loss expense, 2) slower than expected new home sales volumes at two projects, and 3) an increase in the time that it has taken three projects to finish the development phase and start selling homes.  The slower than expected home sales and the development time increases have increased the relative credit risk of these projects which resulted in an additional $157,000 in loan loss expense in 2004.  We will continue to review the credit risk of these projects each quarter and make adjustments to our allowance for loan losses based on the results of our reviews.

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

As of December 31, 2004 and 2003, one church loan with a carrying amount of $263,291 and $242,621, respectively, was considered impaired.  No specific impaired loan loss allowance was recorded because the carrying amount of the loan is less than the loan’s collateral or the present value of the loan’s expected future cash flows.

As of December 31, 2004, allowance for loan losses as a percent of outstanding loan principal by loan type:

	Loan Loss Allowance	Outstanding Principal	%
Family Housing Development Loans	$ 632,000	$ 36,007,454	1.8%
Church Mortgage Loans	-0-	9,285,858	0%
Senior Housing Mortgage Loans	-0-	9,286,352	0%
Real Estate Joint Venture Investments	-0-	56,945,936	0%
Total	$ 632,000	$111,525,600.6%

Marketing expenses. Total expenses for the marketing of investor certificates for the year ended December 31, 2004 were $972,430 compared to $630,508 for 2003.  The increase is due to:

	2004	2003	Change
Debt issue cost amortization	$822,862	$510,924	$311,938
Management & Consulting	44,113	44,186	(73)
Printing and promotions	66,619	34,870	31,749
Other marketing costs	38,836	40,528	(1,692)
Total	$972,430	$630,508	$341,922

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

Operating and payroll/management fees expenses. Payroll expenses (salaries, payroll taxes, and benefits) and management/advisory fees for the year ended December 31 increased $277,150 or 27% from $1,013,730 in 2003 to $1,290,880 in 2004.  The increase is due to additional employees hired to handle the Company’s growth in operations.  Prior to July 1, 2003, the employees were paid directly by the Company.  On July 1, 2003, Cornerstone Capital Advisors (“CCA”) hired all of our employees and has billed us according to the terms of the management/advisory agreement, which is described below.

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

Please see Note 3 of the “Notes to Financial Statements” for additional information about our agreement with CCA and for amounts that we have paid to CCA during 2004 and 2003.

 For the years ended December 31, 2004 and 2003, operating expenses were as follows:

	2004	2003	Change
a) Trust service/paying agent fees	$153,966	$ 162,566	$ (8,600)
b) Consulting fees	23,130	142,794	(119,664)
c) Audit, accounting & tax services	68,403	102,846	(34,443)
d) Employee recruiting costs	-0-	46,335	(46,335)
e) Depreciation & amortization	66,861	56,695	10,166
f) Office expenses	100,443	122,803	(22,360)
g) Legal expenses	73,567	99,186	(25,619)
h) Subsidiary registration costs	-0-	113,473	(113,473)
i) Insurance	41,557	38,508	3,049
j) Other operating expenses	194,130	206,756	(12,626)
Total operating expenses	$722,057	$1,091,962	$ (369,905)

   The changes are due to the following:

a)

Trust service/paying agent fees - decreased due to a decrease in paying agent fees for our investor certificates.

b)

Consulting fees – In 2003, we used consultants to set up the mortgage participation agreements and to identify new business markets in the African American community (churches, affordable senior housing and family housing) which increased costs over 2004.  In 2004, we have continued to use consultants to identify new business markets (affordable housing is the main area); however our overall use of outside consultants is down because CCA now has in-house people to do a lot of the work that, in past years, we would have used outside consultants to perform.

c)

Audit, accounting & tax services – Decreased due to: 1) the hiring of a full-time accountant in the middle of 2003 by CCA which has decreased our need for outside accounting services; and 2) $8,155 spent in 2003 for CPA fees to audit Wellstone Communities, Inc, a formerly wholly-owned subsidiary.

d)

Employee recruiting costs – decreased in 2004 because we are no longer using outside recruiting firms to hire employees.

e)

Depreciation & amortization – The increase is due to the purchase of additional computers, software and office furniture in 2003 and 2004.

f)

 Office expenses – The decrease is due to the change in our management contract with CCA.  Prior to August, 2004, CMI was responsible for all general office costs at our corporate offices.  In August 2004, the agreement was changed and as part of the agreement, CCA is now responsible for the maintenance and ongoing operating costs of the office.  Please see Note 3 of the “Notes to Financial Statements” for additional information about our management agreement with CCA.

g)

Legal expenses – We have used outside attorneys less in 2004 than in 2003.

h)

Subsidiary registration costs – In the fourth quarter of 2003, we suspended Wellstone Communities, Inc’s (WCI) registration statement and decided to not go forward with the filing.  We spent $113,473 on this filing, which was charged to operating expense.  See Note 18 of the “Notes to Financial Statements” for more information about this registration statement.

i)

Insurance – increased slightly in 2004 due to our larger operations in 2004.

j)

Other operating expenses – Decreased due to economies of scale from our increased operations.

Income tax provision. The income tax provision for the year ended December 31, 2004 was $136,973 compared to $87,266 for the year ended December 31, 2003.  The net increase in income taxes is due to an increase in pre-tax income.  The Company’s effective tax provision rate for 2004 and 2003 was 21.1% and 15.4%, respectively.  A reconciliation of the Company’s effective tax provision rate to the federal statutory rate is included in the attached “Notes to Financial Statements” (Note 10).

Dividends. Dividends of $421,353 and $338,172 were declared in 2004 and 2003, respectively.

Liquidity and Capital Resources

Cash flows from operations.  Net cash provided by the Company’s operations for the years ended December 31, 2004 and 2003 was $2,066,663 and $3,130,394, respectively.  This decrease was due to a decrease in net income, deferred taxes, and cash received from loan fees and loan interest, and an increase in other assets partially offset by an increase in depreciation and amortization expense, an increase in accrued investor certificate interest, and an increase in loan guarantee payments received.

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

The amount for 2004 represents interest accrued and financed in 2004, net of payments received in 2004 that were financed in previous years.  2003’s amount represents interest accrued and financed in 2003, net of payments received in 2003 that were financed in previous years.

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

The majority of the Real Estate Joint Venture financed interest for 2004 is related to a loan in McKinney, TX that is collateralized by raw land which is being developed for senior housing.  We have been financing the interest on this loan since June, 2003.  Our other Real Estate Joint Venture Investment loans are collateralized by existing facilities that only needed to be remodeled.  Therefore, the period in which the interest is being financed on the McKinney loan is much longer than the other Real Estate Joint Venture Investment loans.  Normally, we finance two to six months’ of interest on senior housing loans.  We anticipate, due to the size of the McKinney project, that we will finance interest for another 12 to 24 months.

Cash flows from investing activities.    For the year ended December 31, 2004, the Company used $24,733,166 in cash from investing activities which is an increase of $6,086,933 from $18,646,233 for the year ended December 31, 2003.  The increase was due to the following:

Increase in real estate loans and joint venture investments made    $15,491,620

Increase in real estate loan and joint venture investment

   principal payments received                                                            (7,605,203)

Decrease in bonds purchased, net of redemptions                             (1,216,250)

Decrease in fixed asset purchases, net of fixed asset sales                   (583,234)

                                                                                                          $  6,086,933

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

We have $11,948,840 in Investor Certificates coming due or redeemable upon demand in 2005, as follows: $9,839,496 – graduated certificates; $1,781,391 – access certificates; $327,953 – five-year certificates.  Graduated certificates can be redeemed yearly on the anniversary date of the purchase and access certificates are due on demand.  Based on past experience, we expect less than 20% of the graduated and access certificates to be redeemed in 2005 and we expect that approximately 75% of the maturing five-year certificates will be reinvested into new Investor Certificates.  However, there is no guarantee that this will happen.  We will ensure that we have enough cash available to handle these maturities.

Among the measures we take to mitigate any demands for cash are:

● Maintain a minimum cash balance, normally no less than $3,000,000.

● Have readily marketable loans that can be sold for par or a premium.

● Ask investors about their intentions at least 30 days before their bonds mature.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 2, 2005 we engaged Berman Hopkins Wright & LaHam, CPA’s, LLP as the principal accountants to audit our financial statements.  Our previous independent accountant, Robert N. Clemons, CPA, PA, was a sole practitioner who died suddenly and unexpectedly on September 23, 2005, which necessitated the change.  Our previous auditor’s report on our financial statements for either of the last two years did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principals.  We did not have any disagreements with our former auditor on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure during the two most recent fiscal years and the subsequent interim period until the death of our auditor on September 23, 2005.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains a system of “disclosure controls and procedures” (as defined in Rules 13a — 15 and 15d — 15 under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner of material information required to be included in the Company’s periodic Securities and Exchange Commission filings.

(b) Changes in Internal Controls. Since the evaluation date, no significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls.

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

Committees

Audit Committee. Two independent directors, Messrs. Darden and Wicker, are the audit committee.  The audit committee will make recommendations concerning the engagement of independent public accountants, review their independence, the services they provide and the results of the audit engagement.  The audit committee will also consider the range of audit and non-audit fees and review the adequacy of our internal accounting controls.  We plan to appoint, by May of 2006, a director and audit committee member who is a “financial expert,” as defined by regulations adopted under the Sarbanes-Oxley Act of 2002.

Loan and Investment Committee. The board has established a loan and investment committee consisting of Messrs. Brooks, Ottinger, and Darden and having a quorum of two members.  The committee will review and may approve loans and investments of up to $500,000 on behalf of the board, in accordance with the loan and investment policies as adopted and amended by the board from time to time.  Any individual loans or investments in excess of the committee’s authority will be subject to approval by the entire board.

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

Indemnification of directors and officers and limitation of their liability

Officers or directors are not liable to Cornerstone Ministries Investments, Inc. or its shareowners, under Georgia law, if they acted in a manner they believed in good faith to be in or not opposed to Cornerstone Ministries Investments, Inc.’s best interests.  They are not liable in any criminal proceeding if they had no reasonable cause to believe their conduct was unlawful.  As permitted by Georgia law, we will indemnify our officers and directors against liability and their defense costs in any proceeding in which they have been successful or where the directors who are not involved determine that the applicable standard of conduct has been met.  We will pay reasonable expenses, including attorneys' fees, incurred by directors or officers in advance of the final disposition of a proceeding, if they furnish written affirmation of good faith belief that they have met the applicable standard of conduct, together with a written promise to repay any advances if it is determined they are not entitled to indemnification.  Insofar as indemnification for liabilities arising under the federal Securities Act of 1933 (the “Act”) may be permitted to directors, officers and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, the small business issuer has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy expressed in the Act and is, therefore, unenforceable.  We carry insurance against the liability of our officers and directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

No directors, officers or beneficial owners of more than 10% of the registrant’s Common Stock was required to file reports as required by section 16(a) of the Exchange Act during the two most recent fiscal years.

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

Name and address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Total Common Stock Beneficially Owned
Cecil A. Brooks 10206 Big Canoe Jasper, GA 30143	2,722	*
John T. Ottinger 6020 Providence Lane Cumming, GA 30040	3,072	*
Ted Fox 10575 Big Canoe Jasper, GA 30143	6,083	*
Irving B. Wicker 132 Eswick Drive Prattville, AL 36067	6,962	*
Henry Darden 614 Beverly Dr Brandon, FL 33510	6,000	*

All directors and executive officers as a group (5 Persons)	24,839	2.8%

* less than one percent.

Item 12. Certain Relationships and Related Transactions.

We caused Wellstone Communities Inc. (“WCI”) to be incorporated on November 20, 2002, for the purpose of its initially being a wholly-owned subsidiary and then for it to raise capital from the sale of preferred stock and to invest that capital in ways not feasible for us and in owning a bank.  In December 2002, January 2003 and October 2003, we purchased a total of 136,250 shares of WCI common stock for $1,362,500.  WCI used our investment to purchase three loans from us in 2003 for a total of $971,003, which was the principal balance on those loans at the purchase date.  WCI decided not to go forward with its plans and on June 30, 2004, it was dissolved.  Its assets were distributed to us and its common stock cancelled.

During 2001, we formed Wellstone Financial Group, LLC (“WFG”).  At formation we issued 500 shares of our Series A Convertible Preferred Stock (valued at $500,000) to WFG in exchange for a 100% ownership interest.  WFG assisted non-profit entities to secure financing from banks, bond underwriters, and other sources for retirement, childcare, churches, and church-related facilities.  It received consulting fees for completed financings.  WFG had no revenues in 2003 or 2004.  It was not able to retain the type of specialized employees necessary to develop its operations into a long-term profitable venture.  Therefore, it was dissolved on June 30, 2004 and the preferred stock it owned was cancelled.

On July 1, 2003, we entered into a management and administrative services agreement with Cornerstone Capital Advisors, Inc. (“CCA”) for it to provide our administrative, management and executive services.  The agreement is for renewable one-year terms and may be terminated by either party upon 60 days’ written notice.  We do not have any employees of our own and CCA is subject to the supervision of our board of directors.  Our two officers, Cecil A. Brooks and John T. Ottinger, are also officers and directors of Cornerstone Capital Advisors, Inc.  We paid CCA $1,865,605 under this agreement in 2004 and $2,596,428 in 2005.  See Note 3 of the “Notes to Financial Statements” for additional disclosures about our agreement with CCA.

In June 2004, we engaged Cornerstone Direct Public Offerings, LLC (“CDPO”) to provide legal and administrative services for our Series F SB-2 Registration Statement filing with the Securities and Exchange Commission.  The service fee was $75,000.  In January 2005, we amended the agreement and paid an additional $20,000 to CDPO due to an increase in the amount of time needed to register the securities with the various state securities regulators.  Also, in January 2004, we amended our previous service agreement that we signed in 2003 relating to our Series E SB-2 Registration Statement and paid an additional $25,000 to CDPO for cost over-runs related to the length of time needed for our registration statement to become effective.  Two of our directors’ serve on the Board of Directors of Cornerstone Direct Public Offerings’ majority owner, Foundation for Christian Communities Development, Inc.

In December 2005, our two largest borrowers sold eight senior housing properties to Wellstone Retirement Communities I, LLC (“WRC”) which is managed by CCA, which also serves as our manager.  Two of our directors are also directors for CCA.  As a result of this transaction, we received $63,190,168 in loan and bond holdings principal and we immediately supplied subordinated financing of $37,901,607 at 9.5% interest and a two year maturity to WRC to purchase the property.  Approximately $10,151,000 in equity was contributed by unrelated accredited investors with the remaining $64,077,000 needed to purchase the properties supplied by third-party first mortgage financing.

During 2005, two loans were made to wholly-owned subsidiaries of Cornerstone Group Holdings, Inc (“CGH”).  At the time that these loans were originated, two of our directors were also directors of CGH.  Subsequent to the loan originations, both of our directors resigned from the board of CGH.  These two loans were made at similar terms to that of our loans with independent third parties and were approved by all of our independent directors.  As of December 31, 2005, the principal outstanding on these two loans was $1,384,404.  Both loans accrue interest at 10% per annum and mature in 2006.

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

Exhibit

Number                                    Description

1.1

Sales Agency Agreement with Wellstone Securities, LLC.

(Incorporated by reference from Exhibit 1.1 of the Issuer’s Registration Statement on Form SB-2, No.

333-118613, filed August 27, 2004.)

1.3

Bond Purchase Agreement (Incorporated by reference from Exhibit 1.2 of the Issuer’s Registration

Statement on Form SB-2, No. 333-118613, filed August 27, 2004.)

1.4

Common Stock Purchase Agreement (Incorporated by reference from Exhibit 1.3 of the Issuer’s

Registration Statement on Form SB-2, No. 333-118613, filed August 27, 2004.)

3.1

Amended and Restated Articles of Incorporation (Incorporated by reference from Exhibit 3.1 of the

Issuer’s Registration Statement on Form SB-2, No. 333-118613, filed August 27, 2004.)

3.2

Amended and Restated By-laws of the issuer (Incorporated by reference from Exhibit 3.2 of

Issuer’s Registration Statement on Form SB-2, No. 333-118613, filed August 27, 2004.)

4.1

Article III.A., page 1 of the Amended and Restated Articles of Incorporation and Article III of the

Amended and Restated By-laws (Reference is made to Exhibits 3.1 and 3.2.)

4.2

Form of Graduated Rate Bonds (Incorporated by reference from Exhibit 4.3 of the Issuer’s

Registration Statement on Form SB-2, No. 333-118613, filed August 27, 2004.)

4.3

Form of five-year term Bonds (Incorporated by reference from Exhibit 4.3 of the

Issuer’s Registration Statement on Form SB-2, No. 333-118613, filed August 27, 2004.)

4.4

Trust Indenture for Series B and C Certificates of Indebtedness (Incorporated by reference from

Exhibit 4.4 of Issuer’s Registration Statement on Form SB-2, No. 333-93475, filed January 14, 2000.)

4.5

Trust Indenture dated June 14, 2002 (Incorporated by reference from Exhibit 4.8 of the Issuer’s Registration Statement on Form SB-2, No. 333-91564, filed June 28, 2002.)

4.6

Trust Indenture dated April 29, 2003 (Incorporated by reference from Exhibit 4.6 of the Issuer’s Registration Statement on Form SB-2, No. 333-104810, filed April 29, 2003.)

21

Subsidiaries of the Issuer – the Issuer has no subsidiaries; therefore, no exhibit is attached.

24

Power of Attorney (included in the Signatures section of this report)

99.1

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2

Code of Ethics

(b)  On November 15, 2005 the registrant filed Form 8-K, No. 001-32165, to report a change in the registrant’s certifying accountant.

Item 14.  Principal Accountant Fees and Services.

On November 2, 2005 the Board of Directors engaged Berman Hopkins Wright & LaHam, CPA’s, LLP as the auditors of the financial statements for the year ended December 31, 2005.  Our previous independent auditor, Robert N. Clemons CPA, PA was a sole practitioner who died suddenly and unexpectedly on September 23, 2005, which necessitated the change.

No member of either firm mentioned above has a financial interest in Cornerstone Ministries Investments, Inc.  All of the services described below were approved by our audit committee and the Board of Directors.

Audit Fees - fees for services rendered in connection with the audit of our annual financial statements, the review of financial statements included in our Form 10-QSB’s and for services that are normally provided by the   accountant in connection with statutory and regulatory filings were $52,571 and $66,648 for the years ended   December 31, 2005 and 2004, respectively.

Tax Fees - fees for tax services, including preparation of our tax returns and tax-related matters were $3,440 and $3,126 for the years ended December 31, 2005 and 2004, respectively.

All Other Fees - fees for the preparation and review of the financial sections of our Form SB-2 Registration Statements were $0 and $5,969 for the years ended December 31, 2005 and 2004, respectively.

All hours expended on the accountant’s engagement to audit our financial statements were attributed to work performed by Berman Hopkins Wright & LaHam, CPA’s, LLP and Robert N. Clemons CPA, PA’s full-time, permanent employees.

SIGNATURES

In accordance with Section 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                     CORNERSTONE MINISTRIES INVESTMENTS, INC. (Issuer)

                                                                     By    S/ Cecil A. Brooks                                                        March 27, 2006

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

Signature

Title

Date

S/ Cecil A. Brooks                                                          Chief Executive Officer, President and

  March 27, 2006

Cecil A. Brooks

  Chairman of the Board of Directors

S/ John T. Ottinger                                                          Vice President, Chief Operating Officer,

  March 27, 2006

John T. Ottinger

  Chief Financial Officer, Secretary, Treasurer

  and Director (principal accounting officer)

*S/ Ted Fox                                                                     Director

  March 27, 2006

Ted Fox

*S/ Henry Darden                                                            Director

  March 27, 2006

Henry Darden

*S/ Jack Wehmiller                                                         Director

  March 27, 2006

Jack Wehmiller

*S/ Irving B. Wicker                                                       Director

  March 27, 2006

Irving B. Wicker

By: *S/ Cecil A. Brooks                                          ,      attorney-in-fact

  March 27, 2006

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

                                                          John T. Ottinger, Vice President, Chief Operating Officer and Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not

Registered Securities Pursuant to Section 12 of the Act

The report on Form 10-K is the only annual report sent or to be sent to security holders covering the registrant’s last fiscal year.  No proxy soliciting material has been sent or is to be furnished to security holders with respect to any annual or other meeting of security holders.

To The Board of Directors and Shareholders

Cornerstone Ministries Investments, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Cornerstone Ministries Investments, Inc., as of December 31, 2005 and the related statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cornerstone Ministries Investments, Inc. as of December 31, 2004 and 2003 were audited by another auditor whose report dated March 17, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Ministries Investments, Inc. as of December 31, 2005 and the results of its operations, changes in shareholders’ equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

S/ Berman Hopkins Wright & Laham, CPAs, LLP

Winter Park, Florida

March 10, 2006

CORNERSTONE MINISTRIES INVESTMENTS, INC.
BALANCE SHEETS
December 31, 2005, 2004 and 2003
			(Consolidated -
			See Note 17)
	2005	2004	2003
ASSETS
Cash and cash equivalents	$ 12,447,193	$ 15,162,659	$ 4,389,851
Loan guarantee receivable	-	71,000	-
Loans in process	384,262	30,873	118,504
Real estate loans, net (including $39,466,114	106,238,279	54,278,585	47,877,277
in 2005 from related parties - see Note 3)
Real estate joint venture investments, net	14,865,860	56,408,014	34,846,223
Bond holdings and accrued interest	14,315,771	4,013,733	4,001,333
Property and equipment, net	762,135	812,221	873,101
Refundable income taxes	-	-	42,617
Deferred tax asset, net	143,837	-	-
Goodwill	450,997	450,997	450,997
Unamortized debt issue costs	2,748,855	2,671,340	1,772,631
Foreclosed real estate held for sale	290,679	-	-
Real estate held for investment	340,000	340,000	340,000
Other assets	72,220	168,513	15,813

TOTAL ASSETS	$153,060,088	$134,407,935	$ 94,728,347

LIABILITIES
Investor certificates and accrued interest	$143,062,898	$120,603,157	$ 84,562,645
Mortgage participations and accrued interest	2,545,701	7,220,198	6,132,809
Accounts and other payables (including	600,311	244,621	267,806
$73,365, $7,464 and $93 to related parties - see Note 3)
Common dividends payable	278,034	266,287	169,087
Loan guarantee obligations	234,000	175,000	-
Building mortgages	578,309	602,369	180,194
Capital lease obligation	1,231	7,941	13,632
Deferred taxes payable	-	70,357	171,443

TOTAL LIABILITIES	147,300,484	129,189,930	91,497,616

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, no par
value; 235,000 shares authorized, no
shares issued and outstanding	-	-	-
Common Stock, $0.01 par value; 10 million shares
authorized; 891,914, 819,351 and 531,532 shares
issued and outstanding	8,919	8,194	5,315
Paid in capital	5,570,992	5,118,568	3,297,435
Retained earnings	179,693	91,243	1,229
Treasury stock	-	-	(73,248)

TOTAL SHAREHOLDERS' EQUITY	5,759,604	5,218,005	3,230,731

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$153,060,088	$134,407,935	$ 94,728,347

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2005, 2004 and 2003
			(Consolidated -
			See Note 17)
	2005	2004	2003
REVENUES
Real estate loan and joint venture interest and fees (including	$ 14,093,734	$ 12,668,299	$ 9,319,835
$439,208 from related parties in 2005 - see Note 3)
Loan participation and other income (including $60,000 in 2005	1,609,387	486,342	1,603,713
and $25,000 in 2004 from a related party - see Note 3)

TOTAL REVENUES	15,703,121	13,154,641	10,923,548

EXPENSES
Investor interest expense	11,638,145	9,263,934	7,246,202
Loan loss expense	100,000	257,000	375,000
Marketing expenses	1,082,967	972,430	630,508
Payroll expenses	-	-	695,111
Management and advisory fees to related party (see Note 3)	1,445,264	1,290,880	318,619
Operating expenses	695,756	722,057	1,091,962

TOTAL EXPENSES	14,962,132	12,506,301	10,357,402

Income Before Provision For Income Taxes	740,989	648,340	566,146

Income Tax Provision	163,362	136,973	87,266

NET INCOME	$ 577,627	$ 511,367	$ 478,880

Basic and Diluted Earnings
per Common Share	$ 0.69	$ 0.72	$ 0.92

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2005, 2004 and 2003

The statement for the year ended December 31, 2003 was part of a consolidated financial statement - see Note 17
					RETAINED
	COMMON STOCK:		PAID-IN	PREFERRED	EARNINGS	TREASURY	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	(DEFICIT)	STOCK	EQUITY

BALANCE, DECEMBER 31, 2002	530,947	$ 5,309	$3,293,641	$ -	$ (139,479)	$ -	$3,159,471
Net income					478,880		478,880
Common stock issued	585	6	3,794				3,800
Dividends declared					(338,172)		(338,172)
Treasury stock acquired (11,269 shares)						(73,248)	(73,248)

BALANCE, DECEMBER 31, 2003	531,532	$ 5,315	$3,297,435	$ -	$ 1,229	$ (73,248)	$3,230,731
Net income					511,367		511,367
Common stock issued	327,591	3,276	2,126,065				2,129,341
Common stock issuance costs paid			(46,811)				(46,811)
Common stock redeemed	(39,772)	(397)	(258,121)				(258,518)
Dividends declared					(421,353)		(421,353)
Treasury stock sold (11,269 shares)						73,248	73,248

BALANCE, DECEMBER 31, 2004	819,351	$ 8,194	$5,118,568	$ -	$ 91,243	$ -	$5,218,005
Net income					577,627		577,627
Common stock issued	95,962	959	622,797				623,756
Common stock issuance costs paid			(18,514)				(18,514)
Common stock redeemed	(23,399)	(234)	(151,859)				(152,093)
Dividends declared					(489,177)		(489,177)

BALANCE, DECEMBER 31, 2005	891,914	$ 8,919	$5,570,992	$ -	$ 179,693	$ -	$5,759,604

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003			(Consolidated-
			See Note 17)
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 577,627	$ 511,367	$ 478,880
Adjustments to reconcile net income to cash
from operations-
Depreciation and amortization	1,033,860	889,723	567,619
Loss from sale of property and equipment	-	2,534	-
Changes in-
Loans in process	(353,389)	87,631	240,516
Accrued bond interest, net	(159,317)	(12,400)	(50,921)
Bond holdings principal discount amortization	(2,241)	-	-
Accrued real estate loan/joint venture interest and deferred loan fees	(1,371,084)	(3,495,448)	(1,505,568)
(including ($348,407) in 2005 from related party loans)
Allowance for loan losses	100,000	257,000	375,000
Deferred taxes	(214,194)	(101,086)	445,676
Refundable income taxes	-	42,617	(42,617)
Investor and mortgage participation interest payable	5,090,277	3,956,610	2,613,748
Loan guarantee obligation, net of related receivables	130,000	104,000	-
Accounts and other payables	355,690	(23,185)	(14,314)
Other assets	96,293	(152,700)	22,375

NET CASH PROVIDED BY OPERATIONS	5,283,522	2,066,663	3,130,394

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made (including $2,115,438 in 2005 to related parties)	(53,699,489)	(14,682,118)	(16,377,539)
Real estate loan principal payments received (including	36,950,082	9,201,063	8,166,950
$899,338 in 2005 from related parties)
Real estate joint venture investments made	(6,575,910)	(31,367,707)	(14,180,666)
Real estate joint venture investment principal payments received	13,892,309	12,124,111	5,553,021
Bonds purchased	(12,683,580)	-	(2,500,000)
Bonds redeemed or sold	2,543,100	-	1,283,750
Property and equipment purchased	(13,157)	(9,915)	(591,749)
Proceeds from sale of property and equipment	-	1,400	-
Foreclosed real estate additions	(4,127)	-	-

NET CASH USED BY INVESTING ACTIVITIES	(19,590,772)	(24,733,166)	(18,646,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates sold	20,100,246	36,748,967	18,444,677
Investor certificates redeemed	(2,767,779)	(4,655,926)	(4,208,816)
Mortgage participation agreements sold	2,375,000	1,078,250	5,868,463
Mortgage participation agreements redeemed	(7,012,500)	-	-
Debt issue costs paid (including $20,000, $100,000 and	(1,048,132)	(1,721,571)	(1,278,850)
$75,000 to a related party)
Building mortgage proceeds	-	440,000	-
Building mortgage principal payments	(24,060)	(17,825)	(9,032)
Capital lease principal payments	(6,710)	(5,691)	(4,078)
Common stock issued, net of issuance costs	605,242	2,082,530	3,800
Common stock redeemed	(152,093)	(258,518)	-
Dividends paid	(477,430)	(324,153)	(337,725)
Treasury stock sold (acquired)	-	73,248	(73,248)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,591,784	33,439,311	18,405,191

Net change in cash and cash equivalents	(2,715,466)	10,772,808	2,889,352
Cash and cash equivalents at beginning of period	15,162,659	4,389,851	1,500,499

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 12,447,193	$ 15,162,659	$ 4,389,851

Supplemental Information-
Interest paid during the period	$ 6,595,549	$ 5,333,638	$ 4,643,972
Income taxes paid during the period	$ 105,000	$ 182,500	$ -
Non-cash transactions-
Fixed asset lease financing	$ -	$ -	$ 17,710
Investor certificates matured and re-invested	$ 151,412	$ 3,309,314	$ 3,800,364
Loan interest financed and included in loan principal (including	$ 966,250	$ 1,498,830	$ 797,589
$63,187 in 2005 on related party loans)
SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements include the accounts of Cornerstone Ministries Investments, Inc. (“the Company”).  Previously, the Company’s financial statements included the accounts of two wholly-owned subsidiaries, Wellstone Communities, Inc. and Wellstone Financial Group, LLC.  In June 2004, the Company dissolved both subsidiaries.  See Note 17 for additional disclosures.

The Company originates and purchases mortgage loans, substantially all of which are made to non-profit organizations.  The Company offers specialized loan programs for churches, non-profit sponsors of senior housing facilities and either non-profit or for-profit sponsors of affordable/low income or age-restricted housing projects.  The Company also invests in other real estate projects for the purpose of selling at a profit, or leasing.  Substantially all of the Company’s loans and investments are in projects located in the Southeastern United States.

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

Bond holdings consist of tax-free local government securities and church bonds.  The Company accounts for these investments using SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and classifies the bonds as “available for sale” securities.  The bonds are initially recorded at cost and if the bonds are purchased for a discount or premium from their par value, the discount or premium is amortized to income over the bond’s remaining life as an adjustment to the bond’s yield.  The bonds are also adjusted for unrealized holding gains and losses.  Temporary unrealized holding gains and losses are reported, net of deferred taxes, as a separate component of shareholder’s equity until realized.  If an unrealized holding loss is judged to be other than temporary, the cost basis of the security is written down to fair value and included in earnings and the amortization of the premium or discount is suspended.

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

NOTE 2 – PROPERTY AND EQUIPMENT

At December 31, property and equipment is composed of:

	2005	2004	2003

Office Condominiums	$797,554	$795,034	$792,659
Office Computers, Furnishings,
Software & Equipment	129,625	111,215	120,477
Vehicles	30,351	30,351	37,730
Capital lease – phone system	17,710	17,710	17,710
Less: Accumulated Depreciation	(213,105)	(142,089)	(95,475)
Property and equipment, net	$762,135	$812,221	$873,101

Depreciation expense	$ 63,242	$ 66,861	$ 56,695

NOTE 3 – COMMITMENTS AND RELATED PARTY TRANSACTIONS

Leases:

During 2003, the Company entered into a capital lease for a new telephone system at the Company’s headquarters.  The lease was recorded at the asset’s fair value and is being amortized over three years using the straight-line method.  Interest expense is calculated based on the implied interest rate in the lease.  The lease payment, including principal, interest and sales tax, is $672 per month.  Amortization expense was $5,903, $5,903 and $4,919 and interest expense was $821, $1,839 and $2,198 for the years ended December 31, 2005, 2004 and 2003, respectively.  Future yearly minimum lease payments as of December 31, 2005:

Year                                  Amount

2006                                   $1,256

Less interest portion               (25)

Capital lease obligation     $1,231

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

From July 1, 2003 until July 31, 2004, the agreement obligated the Company to reimburse actual expenses incurred by CCA.  Also, CCA was eligible to earn incentive compensation of up to 10% of the actual expenses billed to the Company for the prior 12 months.  The base for the incentive compensation included being current on all bond interest and other obligations, and that the common stock shareholders have received dividends equal to an annual rate of at least 10% on the price paid in a public offering for all the time the shares were outstanding.  Factors above the base and the exact amount of incentive compensation were determined by the board of director’s judgment on the extent to which CCA’s services contributed to the results.

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

Cornerstone Capital Advisors, Inc. – Office Lease

Effective August 1, 2004, the Company and CCA entered into a lease agreement whereby CCA is leasing the Company’s corporate office building and office/computer equipment in Cumming, GA.  The lease payment is $5,000 per month.  The initial lease term ended on August 31, 2005, after which time the lease converted to a month-to-month lease.  The Company’s cost basis in the office building and office/computer equipment is approximately $616,000.  For the years ended December 31, 2005 and 2004, the Company received $60,000 and $25,000, respectively from CCA under the lease agreement.

Cornerstone Direct Public Offerings, LLC

The Company has contracted with Cornerstone Direct Public Offerings, LLC (“CDPO”) to provide legal and other services for the filing of SB-2 Registration Statements with the Securities and Exchange Commission. Two of the Company’s directors serve on the board of directors of CDPO’s majority owner, Foundation for Christian Communities Development, Inc. The base service fee is $75,000 per filing payable in installments during the filing process.  For future filings the Company intends to use CDPO only for the state filing portion of its registrations, which will reduce CDPO’s service fee. The fee schedule has not been finalized as of December 31, 2005. During 2003, the Company and Wellstone Communities, Inc. (a formerly 100%-owned subsidiary) each entered into a service agreement with CDPO for the filing of SB-2 Registration Statements. The $150,000 fee for these two agreements was paid in 2003. In January, 2004, the Company amended its service agreement and paid an additional $25,000 to CDPO for cost over-runs related to the length of time needed for the Company’s registration statement to become effective.

In 2004, the Company entered into a service agreement with CDPO for the filing of a new SB-2 Registration Statement.  $75,000 was paid to CDPO in 2004 under this service agreement.  In January 2005, the Company amended the agreement and paid $20,000 to CDPO due to an increase in the amount of time needed to register the securities with various state securities regulators.  No amounts were owed to CDPO as of December 31, 2005, 2004 and 2003.  See Note 12 for additional disclosures on the Company’s registration statements and Note 17 for additional disclosures on Wellstone Communities, Inc.’s registration statement.

Loans made to subsidiaries of Cornerstone Group Holdings, Inc.

During 2005, two loans were made to wholly owned subsidiaries of Cornerstone Group Holdings, Inc (“CGH”).  At the time that these loans were originated, two of the Company’s directors served as directors of CGH.  Subsequent to the time of the loan originations, both of the Company’s directors resigned from the board of CGH.  The two loans were made at similar terms to that of the Company’s third-party loans.  As of December 31, 2005, the principal outstanding on these two loans was $1,384,404.

Wellstone Retirement Communities I, LLC

In December 2005, the Company’s two largest borrowers sold eight senior housing properties to Wellstone Retirement Communities I, LLC (“WRC”) which is managed by Cornerstone Capital Advisors, Inc. (“CCA”), which also serves as the Company’s manager.  Also, two of the Company’s directors are directors for CCA.  As a result of this transaction, the Company received $60,677,668 in loan principal and $2,512,500 in bond holdings principal.  The Company immediately supplied subordinated financing of $37,901,607 at 9.5% interest and a two year maturity to WRC to purchase the property.  This loan is included in “Real estate loans, net” on the accompanying December 31, 2005 Balance Sheet.  Approximately $10,151,000 in equity has also been contributed to WRC by independent accredited investors with the remaining $64,077,000 needed to purchase the properties supplied by third party financing as a first mortgage on the properties purchased.

On January 31, 2006, an additional senior housing property was sold by Sage Living Centers, Inc. to WRC.   The Company received $11,974,400 in bond holdings principal and immediately supplied an additional $1,548,796 in subordinated financing to WRC.  WRC also received an additional $10,922,801 in third party financing at this time.

NOTE 4 - REAL ESTATE LOANS

At December 31, the Company had Real Estate Loans outstanding as follows:

	2005	2004	2003
Family housing development loans	$ 60,255,260	$36,007,454	$25,013,068
Church mortgage loans	8,971,537	9,285,858	13,526,028
Senior housing mortgage loans	38,901,607	9,286,352	9,794,001
Total principal	108,128,404	54,579,664	48,333,097
Accrued Interest	856,363	479,961	255,994
Unearned Loan Fees	(2,014,488)	(149,040)	(336,814)
Allowance for loan losses	(732,000)	(632,000)	(375,000)
Total Real Estate Loans	$106,238,279	$54,278,585	$47,877,277

These loans mature as follow: 2006 - $33,015,484; 2007 - $74,523,104; 2008 - $0; 2009 - $589,816; 2010 and beyond - $0.  Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

In 2005, the Company originated a loan with a for-profit entity that did not have enough equity or subordinated debt to absorb all of its estimated expected losses.  The Company is not considered the primary beneficiary since the entity’s equity and subordinated debt is sufficient to absorb the majority of its estimated expected losses.  The loan’s carrying amount on December 31, 2005 was $178,367.

Based on the terms of the loans, the Company allows borrowers with loans related to certain family housing and church properties to finance interest payments while the properties are in the development and construction phase of operations.  For the years ended December 31, the net interest payments financed were:

	2005	2004	2003
Current year interest financed	$1,398,731	$1,158,109	$ 805,525
Previous years’ financed interest received	(798,079)	(119,874)	(457,021)
Net financed interest	$ 600,652	$1,038,235	$ 348,504

On December 31, 2005, the Company had significant credit risk concentrations in the following states:

Georgia - $ 27,516,418

Florida  - $ 15,213,215

Texas   -  $ 42,396,129

South Carolina - $15,602,977

Impaired loan disclosures for the years ended December 31:

                                                                                              2005                    2004                    2003

Number of impaired loans                                                    4                             1                          1

Carrying amount at year end                                     $3,854,226             $263,291               $242,621

Weighted average investment – year-to-date            $3,746,612             $252,956               $237,130

Impaired loan interest income                                   $   357,959             $  24,312               $  19,166

No allowance for specific impaired loan loss has been recorded because the carrying amount of the individual impaired loans as of December 31, 2005, 2004 and 2003 was less than the present value of their expected future cash flows.

In December 2005, the Company foreclosed on a church loan and repossessed the land and building that collateralized the loan.  The foreclosed asset was recorded at the loan’s carrying amount of $290,679 because the estimated fair value of the foreclosed asset is greater than the loan’s carrying amount.  Therefore, no loan loss expense was recorded as a result of this transaction.  The foreclosed asset is being held for sale by the Company.

NOTE 5 – REAL ESTATE JOINT VENTURE INVESTMENTS

As of December 31, certain of the Company’s mortgage loans on senior housing facilities are classified as real estate joint venture investments, as follows:

Location	2005	2004	2003
McKinney, TX	$ -0-	$ 4,050,291	$ 3,109,337
St. Petersburg, FL	5,085,334	4,582,344	3,684,620
Lewisville, TX	545,000	10,617,954	10,286,004
Garland, TX	-0-	6,421,006	5,905,556
Chattanooga, TN	5,715,991	5,438,254	3,637,623
San Antonio, TX	2,197,781	11,931,167	9,109,573
Winter Haven, FL	-0-	5,942,402	-0-
Bryan, TX	-0-	2616317	-0-
Edmond, OK	881,849	5,346,201	-0-
Total principal outstanding	14425955	56,945,936	35,732,713
Accrued interest	446,971	329,195	301,565
Unearned loan fees	(7,066)	(867,117)	(1,188,055)
Allowance for loan losses	-0-	-0-	-0-
Real estate joint venture investments, net	$14,865,860	$56,408,014	$34,846,223

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

In accordance with loan terms, the Company allows certain borrowers to finance interest payments while their facilities are in the construction or renovation phase of operations.  For the years ended December 31, the net interest payments financed were as follows:

	2005	2004	2003
Current year interest financed	$500,584	$520,335	$449,085
Previous years’ financed interest received	(134,986)	(59,740)	-0-
Net financed interest	$365,598	$460,595	$449,085

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

One real estate joint venture investment loan was considered impaired as of December 31 2005. The impaired loan’s carrying amount as of December 31, 2005 and its average carrying amount for 2005 was $6,084,377 and $5,784,147, respectively.   A total of $565,438 in interest was earned in 2005 from this loan.  The loan’s collateral is appraised at $7,400,000; therefore, no loan loss allowance has been established.  No loans were considered impaired as of December 31, 2004 and 2003.

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

For the years ended December 31, 2005, 2004 and 2003, a summary of changes in the allowance for loan losses by loan type is as follows:

				Real Estate
		Family	Senior	Joint Venture
	Church	Housing	Housing	Investments	Total
Balance – 12/31/02	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
Loan loss expense	-0-	375,000	-0-	-0-	375,000
Charge-offs	-0-	-0-	-0-	-0-	-0-
Recoveries	-0-	-0-	-0-	-0-	-0-
Balance – 12/31/03	$ -0-	$375,000	$ -0-	$ -0-	$375,000
Loan loss expense	-0-	257,000	-0-	-0-	257,000
Charge-offs	-0-	-0-	-0-	-0-	-0-
Recoveries	-0-	-0-	-0-	-0-	-0-
Balance – 12/31/04	$ -0-	$632,000	$ -0-	$ -0-	$632,000
Loan loss expense	-0-	100,000	-0-	-0-	100,000
Charge-offs	-0-	-0-	-0-	-0-	-0-
Recoveries	-0-	-0-	-0-	-0-	-0-
Balance – 12/31/2005	$ -0-	$732,000	$ -0-	$ -0-	$732,000

Components of allowance for loan losses at December 31:

                                                           2005                    2004                    2003

Collective loan losses-

  Historical experience                   $        -0-            $       -0-              $       -0-

  Current credit risk assessment       732,000            632,000               375,000

  Total collective loan losses            732,000            632,000               375,000

Specific impaired loan losses                   -0-                     -0-                      -0-

Total allowance for loan losses     $732,000           $632,000             $375,000

Prior to 2003, the Company had no allowance for loan loss activity.  In the fourth quarter of 2003, as part of the Company’s regular loan grading and risk assessment process, it was determined that the family housing loan portfolio’s credit risk had increased over historical levels.  This increase was caused by slower than expected new home sales.  The slow down in new home sales was due to slower-than-expected growth in the U.S. economy.  This increase in credit risk resulted in a $375,000 charge to loan loss expense in 2003.  For the year ended December 31, 2004, the Company charged an additional $257,000 to loan loss expense.  This charge is due to an increase in the family housing loan portfolio’s outstanding loan principal, slower than expected new home sales volumes at two projects, and an increase in the time that it has taken three projects to finish the development phase and start selling homes.  For the year ended December 31, 2005, $100,000 was charged to loan loss expense.  This charge was due to an increase in the principal outstanding on Family Housing loans.

The Company has never incurred a loan loss charge-off; therefore, there is no collective loan loss allowance related to the Company’s historical experience.

NOTE 7 - GOODWILL

The Company adopted SFAS 142 “Goodwill and Other Intangible Assets” effective January 1, 2002.  Goodwill associated with the Company’s acquisition of Presbyterian Investor’s Fund, Inc. is carried at $450,997 and is not subject to further amortization. Goodwill is tested for impairment at the end of each year using the present value of expected future cash flows to determine its fair value.  At December 31, 2005, 2004 and 2003, Goodwill’s fair value exceeded its carrying value; therefore, no provision for impairment loss has been recorded.  No goodwill was acquired or sold in any of the years presented in these financial statements.

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
$ 2,748,855

Amortization expense was $970,617, $822,862, and $510,924 for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in marketing expenses in the accompanying Statements of Operations.

Estimated amortization expense for the next five years:

2006 - $994,535

2009 - $344,275

2007 - $807,366

2010 - $ 81,756

2008 - $520,923

NOTE 9 - BOND HOLDINGS

Bond holdings at year-end consist of-	2005	2004	2003
St. Lucie Co., FL Subordinated Revenue Bonds:
Maturity 7/1/2036	$ -0-	$2,325,000	$2,325,000
Maturity 10/1/2036	-0-	2,700,000	2,700,000
Undivided 50% interest sold to investor	-0-	(2,512,500)	(2,512,500)
Net investment in St.Lucie Co., FL bonds	-0-	2,512,500	2,512,500
Largo, FL Subordinated Revenue bonds:
Matures 10/1/2033	13,170,000	2,500,000	2,500,000
Undivided interest sold to investors	(1,195,600)	(1,225,000)	(1,225,000)
Net investment in Largo, FL bonds	11,974,400	1,275,000	1,275,000
Local Church Bonds, maturing 2013	1,955,821	-0-	-0-
Cost and fair value of bond holdings	13,930,221	3,787,500	3,787,500
Accrued interest receivable	385,550	226,233	213,833
	$14,315,771	$4,013,733	$4,001,333

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

Tax-free interest income was $347,583, $329,622, and $274,095 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 10 - INCOME TAXES

The net deferred tax asset (liability) in the accompanying balance sheets includes the following components as of December 31:

	2005	2004	2003
Deferred tax assets	$345,658	$296,110	$ 196,917
Deferred tax liabilities	(201,821)	(366,467)	(368,360)
Net deferred tax asset (liability)	$143,837	($70,357)	($171,443)

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

During 2003, the Company’s request with the Department of the Treasury to change its tax accounting method for loan fees to approximate its book treatment under SFAS Nos. 65 and 91 was approved.  As a result of this change, the Company was able to amend and request refunds from its 2000 and 2001 federal and state tax returns totaling $286,953.  $244,336 of the requested refunds was received in 2003 and the remaining $42,617 was received in 2004.  In addition, the amended tax returns created a $481,154 federal net operating loss carryforward and an $82,025 state net operating loss carryforward that the Company used to reduce its 2003 income tax liability.

Components of the Company’s income tax provision (benefit) for the years ended December 31:

	2005	2004	2003
Current: Federal	$328,478	$203,501	$332,464
State	49,078	34,558	(25,946)
Deferred: Federal	(192,989)	(91,183)	404,711
State	(21,205)	(9,903)	40,965
	$163,362	$136,973	$ 87,266

Reconciliation of the Company’s income tax provision (benefit) rate to statutory federal rates for the years ended December 31:

	2005	2004	2003
Statutory federal rate	35.0%	35.0%	35.0%
Effect of graduated federal rates	(1.0%)	(1.0%)	(3.1%)
State taxes, net of federal benefit	3.7%	3.7%	3.7%
Effect of tax-free bond interest income	(15.9%)	(17.3%)	(16.5%)
Other, net	.3%	.7%	(3.7%)
Effective tax provision rate	22.1%	21.1%	15.4%

Current income taxes payable were $367,038, $93,232 and $36,673 as of December 31, 2005, 2004 and 2003, respectively, and are included in “accounts and other payables” in the accompanying balance sheets.

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

Five year schedule of principal maturities for certificates outstanding at December 31:

Years to Maturity On demand & 1 year 2 3 4 5+ Total Principal	2005 $ 23,058,930 34,507,886 18,019,184 35,638,069 18,083,041 $129,307,110	2004 $ 11,948,840 10,803,667 34,885,514 18,092,276 36,244,346 $ 111,974,643	2003 $ 9,672,380 4,862,922 10,803,667 35,717,731 18,172,501 $ 79,229,201

At December 31, 2005, 2004 and 2003, accrued interest payable was $13,755,788, $8,628,514, and $5,333,444, respectively.  Interest rates for certificates outstanding at December 31, 2005 are:

4.00% - $1,406,641

8.00% - $ 1,836,787

  9.00% - $63,638,664

6.25% - $1,840,266

8.25% - $53,901,487

6.75% - $2,919,161

8.50% - $3,764,104

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

NOTE 13 – MORTGAGE PARTICIPATION AGREEMENTS

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

	Renewal/			Current	Loan
	Origination	Maturity	Maximum	Principal	Guarantee
Location	Date	Date	Guarantee	Outstanding	Obligation
Charleston, SC	12/30/2005	4/1/2008	11,500,000	11,500,000	92,000
Beaufort, SC	12/30/2005	4/1/2008	8,850,000	8,850,000	71,000
St. Petersburg, FL	12/18/2004	4/15/2006	7,347,300	7,106,540	71,000
			$27,697,300	$27,456,540	$234,000

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

NOTE 15 - BUILDING MORTGAGE

	2005	2004	2003

Fidelity Bank – collateralized by rental office building	$161,015	$170,655	$180,194
Interest rate varies with a 7.5% maximum, currently 7.5%; monthly principal & interest payment of $1,723; matures March 1, 2006, at which time a balloon payment of $159,376 is due.
Fidelity Bank – collateralized by corporate office building	417,294	431,714	-0-
Interest rate equal to “prime + 1.5%”, currently 8.75%; monthly principal & interest payment of $4,322; matures Sept. 1, 2009, at which time a balloon payment of $351,211 is due.
Total principal outstanding at December 31	$578,309	$602,369	$180,194

Interest expense for the years ended December 31	$ 45,197	$ 23,898	$ 15,784

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

During 2001, as part of the Company’s formation and initial capitalization of Wellstone Financial Group, LLC (“WFG”), 500 preferred shares with a value of $500,000 were issued to WFG in return for a 100% ownership interest in WFG.  In June 2004, WFG was dissolved and all of the outstanding Series A Convertible Preferred Stock was redeemed from WFG in exchange for the Company’s ownership interest in WFG.  See Note 17 for additional disclosures on this transaction.

NOTE 17 – DISSOLUTION OF SUBSIDIARIES

In June 2004, the Company’s Board of Directors approved an agreement to dissolve Wellstone Financial Group, LLC (“WFG”), a 100%-owned subsidiary.  In exchange for the Company’s ownership interest in WFG, the Company redeemed all of the Company’s Series A Preferred Stock owned by WFG.  The fair value of the Preferred Stock and the Company’s ownership interest in WFG were both estimated at $500,000; therefore, no cash was exchanged.  As of June 30, 2004, WFG is no longer included in the Company’s financial statements.  The transaction had no effect on the Company’s assets, liabilities, net income and earning per share of common stock.  WFG was dissolved because the Company has been unable to retain the type of specialized employees necessary to develop WFG’s operations into a long-term profitable venture.

In June 2004, the Company’s Board of Directors approved an agreement to dissolve Wellstone Communities, Inc. (“WCI”), a 100%-owned subsidiary. The Company received all of WCI’s assets in exchange for its 136,250 shares of WCI Common Stock.  The fair value of this transaction was $1,265,268.  WCI’s assets included $1,046,340 in cash and a real estate mortgage loan with a carrying amount of $218,928.  The transaction had no effect on the Company’s assets, liabilities, net income, and earnings per common share.  WCI filed a Form SB-2 Registration Statement in 2003 and planned to issue preferred stock to expand its specialized loan operations and possibly purchase a bank.  The Company determined that it was not feasible to go forward with the registration statement given the proposed financial structure; therefore, $113,473 in registration costs were charged to earnings in the fourth quarter of 2003 and in 2004 WCI was dissolved.

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

NOTE 19 – MAJOR CUSTOMERS

The Company received more than 10% of its total revenue for the year ended December 31, 2005 from the following customers:

                                                       Amount           %             Description of Revenue Received

Senior Housing Services, Inc.    $ 6,838,279       43.5%         Interest and fees from real estate joint

                                                                                                      venture investments

Wellstone Housing, LLC              3,127,450       19.9%         Interest and fees from family housing

                                                                                                      development loans

Sage Living Centers, Inc.              2,326,118       14.8%         Interest and fees from real estate joint

                                                                                                      venture investments and real estate loans

                                                   $12,291,847       78.2%

The major customers are not related parties.  Neither organization directly or indirectly controls, is controlled by, or is under common control of the Company.  There is not common ownership interest, officers, or directors and the Company does not have the power to direct or significantly influence the management or operating policies of these customers.

On December 31, 2004, Senior Housing Services, Inc formed a single member Limited Liability Company (Wellstone Housing, LLC) and purchased the assets and assumed all of Wellstone Housing Corporation’s liabilities, which included the Company’s real estate loans.  The total combined revenue received from Senior Housing Services, Inc. and Wellstone Housing, LLC for the year ended December 31, 2005 was $9,965,729 or 63.4% of the Company’s total revenue.

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

Investor certificates and mortgage participations – Fair value is estimated based on the present value of expected future cash flows, which approximates their carrying amount.

Building mortgage and capital lease obligation – Fair value approximates carrying value since stated rates are similar to rates currently available to the Company for debt with similar terms and remaining maturities.

Loan guarantee obligations – Fair value approximates the risk-factored net present value of possible future cash flows related to the specific loan guarantee obligation.

The estimated fair values of the Company’s financial instruments at December 31, 2005 are:

	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 12,447,193	$ 12,447,193
Bond holdings	$ 13,930,221	$ 13,930,221
Financial liabilities:
Investor certificates	$129,307,110	$129,307,110
Mortgage participations	$ 2,525,000	$ 2,525,000
Building mortgages	$ 578,309	$ 578,309
Capital lease obligation	$1,231	$ 1,231
Loan guarantee obligations	$ 234,000	$ 234,000