Form 10QSB
period 2006-06-30
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2006-08-14
CIK 1035270

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes X

No__

As of June 30, 2006, there were issued and outstanding 886,607 shares of the common stock of the issuer.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

1

Cornerstone Ministries Investments, Inc.

Index

                                 Page

Form 10-QSB Title Page

1

Index

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Accountant’s Review Report

F-1

Balance Sheets as of June 30, 2006 and 2005

F-2

Statements of Operations for the three and six months

ended June 30, 2006 and 2005

F-3

Statements of Changes in Shareholders’ Equity

for the six months ended June 30, 2006 and 2005

F-4

Statements of Cash Flows for the six months

ended June 30, 2006 and 2005

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

            12

2

To The Board of Directors

Cornerstone Ministries Investments, Inc.

We have reviewed the accompanying balance sheet of Cornerstone Ministries Investments, Inc. as of June 30, 2006, and the related statements of operations, changes in shareholders’ equity, and cash flows for the three and six month periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

The balance sheet of Cornerstone Ministries Investments, Inc. as of June 30, 2005 and the related statements of operations, changes in shareholders’ equity, and cash flows for the three and six month periods ended June 30, 2005 were reviewed by another accountant, whose report dated August 8, 2005, stated that he was not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

/s/ Berman Hopkins Wright & Laham, CPAs, LLP

Winter Park, Florida

August 11, 2006

CORNERSTONE MINISTRIES INVESTMENTS, INC.
BALANCE SHEETS
June 30, 2006 and 2005

	2006	2005
ASSETS
Cash and cash equivalents	$1,382,016	$ 5,997,760
Loans in process	1,108,407	274,019
Real estate loans, net (including $42,342,651	125,699,215	69,583,614
and $1,416,660 from related parties - see Note 4)
Real estate joint venture investments, net	16,905,147	59,998,238
Bond holdings and accrued interest	2,099,694	3,995,883
Property and equipment, net	525,517	783,586
Refundable income taxes	-	3,778
Deferred tax asset, net	250,918	-
Goodwill	450,997	450,997
Unamortized debt issue costs	2,377,513	2,801,718
Foreclosed real estate held for sale	290,679	-
Real estate held for investment	340,000	340,000
Other assets	39,500	50,652

TOTAL ASSETS	$151,469,603	$144,280,245

LIABILITIES
Investor bonds and accrued interest	$140,406,539	$133,212,335
Mortgage participations and accrued interest	4,113,564	4,952,073
Accounts and other payables (including $119,190
and $976 to related parties - see Note 4)	229,547	139,750
Dividends payable	230,518	211,143
Loan guarantee obligations	239,368	71,000
Building mortgages	410,665	589,540
Capital lease obligation	-	4,723
Deferred taxes payable	-	19,346

TOTAL LIABILITIES	145,630,201	139,199,910

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, no par
value; 235,000 shares authorized, no
shares issued and outstanding	-	-
Common Stock, $0.01 par value; 10 million shares
authorized; 886,607 and 819,799 shares
issued and outstanding	8,866	8,198
Paid in capital	5,536,550	5,120,039
Retained earnings	293,986	(47,902)

TOTAL SHAREHOLDERS' EQUITY	5,839,402	5,080,335

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$151,469,603	$144,280,245

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2006 and 2005

	3 Mo. Ended	3 Mo. Ended	6 Mo. Ended	6 Mo. Ended
	6/30/2006	6/30/2005	6/30/2006	6/30/2005
REVENUES
Real estate loan and joint venture interest and fees	$ 3,126,857	$ 3,318,998	$ 5,839,588	$6,519,914
Real estate loan and joint venture interest and fees
from related parties (see Note 4)	1,105,939	39,171	2,097,706	71,395
Total real estate loan and joint venture interest and fees	4,232,796	3,358,169	7,937,294	6,591,309

Loan participation and other income	80,907	199,225	384,663	670,146

TOTAL REVENUES	4,313,703	3,557,394	8,321,957	7,261,455

EXPENSES
Investor interest expense	3,026,911	2,828,984	6,017,708	5,558,403
Loan loss expense	120,000	25,000	166,000	50,000
Marketing expenses	305,184	252,392	595,252	539,961
Management and advisory fees to related party (see Note 4)	360,389	323,551	709,478	702,165
Operating expenses	133,093	195,237	319,299	383,199

TOTAL EXPENSES	3,945,577	3,625,164	7,807,737	7,233,728

Income (Loss) Before Provision For Income Taxes	368,126	(67,770)	514,220	27,727

Income Tax Provision (Benefit)	139,330	(52,864)	169,409	(44,271)

NET INCOME (LOSS)	$ 228,796	$ (14,906)	$ 344,811	$ 71,998

Basic and Diluted Earnings (Loss) per Common Share	$ 0.26	$ (0.02)	$ 0.39	$ 0.09

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC. STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended June 30, 2006 and 2005

	COMMON STOCK:		PAID-IN	PREFERRED	RETAINED	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	EQUITY

BALANCE, DECEMBER 31, 2004	819,351	$8,194	$5,118,568	$-	$91,243	$5,218,005
Net income					71,998	71,998
Dividend declared					(211,143)	(211,143)
Common stock issued	17,864	179	115,937			116,116
Common stock issuance costs			(1,440)			(1,440)
Common stock redeemed	(17,416)	(175)	(113,026)			(113,201)

BALANCE, JUNE 30, 2005	819,799	$8,198	$5,120,039	$-	$(47,902)	$5,080,335

BALANCE, DECEMBER 31, 2005	891,914	$8,919	$5,570,992	$-	$$179,693
Net income					344,811	344,811
Dividend declared					(230,518)	(230,518)
Common stock issued	-	-	-			-
Common stock redeemed	(5,307)	(53)	(34,442)			(34,495)

BALANCE, JUNE 30, 2006	886,607	$8,866	$5,536,550	$-	$293,986	$5,839,402

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 344,811	$ 71,998
Adjustments to reconcile net income to cash
from operations-
Depreciation and amortization	563,575	494,272
Gain from sale of property and equipment	(51,540)	-
Changes in-
Loans in process	(724,145)	(243,146)
Accrued bond holdings interest and discount amortization	241,677	-
Refundable income taxes	-	(3,778)
Accrued real estate loan/joint venture interest and deferred loan fees	(1,601,867)	(1,853,100)
(including ($159,577) and ($71,395) for related party loans)
Allowance for loan losses	166,000	50,000
Deferred taxes	(107,081)	(51,011)
Investor bond and mortgage participation interest payable	2,249,242	2,362,868
Loan guarantee obligation, net of related receivables	5,368	(33,000)
Accounts and other payables	(370,764)	(104,871)
Other assets	32,720	117,861

NET CASH PROVIDED BY OPERATIONS	747,996	808,093

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made (including $8,427,918 and	(40,495,922)	(20,288,673)
$1,311,310 to related parties)
Real estate loan principal payments received (including	22,083,970	5,656,896
$5,710,956 and $0 from related parties)
Real estate joint venture investments made	(1,652,404)	(2,460,376)
Bond holdings redeemed or sold	11,974,400	17,850
Property and equipment purchased	(5,485)	(2,520)
Proceeds from sale of property and equipment	272,362	-

NET CASH USED BY INVESTING ACTIVITIES	(7,823,079)	(17,076,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor bonds sold	-	11,248,470
Investor bonds redeemed	(4,894,639)	(1,020,285)
Mortgage participation agreements sold	1,556,901	150,000
Mortgage participation agreements redeemed	-	(2,400,000)
Debt issue costs paid	(170,952)	(593,495)
Building mortgage principal payments	(167,644)	(12,829)
Capital lease principal payments	(1,231)	(3,218)
Common stock redeemed	(34,495)	(113,201)
Common stock issued, net of issuance costs	-	114,676
Dividends paid	(278,034)	(266,287)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(3,990,094)	7,103,831

Net change in cash and cash equivalents	(11,065,177)	(9,164,899)
Cash and cash equivalents at beginning of period	12,447,193	15,162,659

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,382,016	$ 5,997,760

Supplemental Information-
Interest paid during the period	$ 3,790,368	$ 3,217,955
Income taxes paid during the period	$ 558,000	$ 105,000
Non-cash transactions-
Investor bonds matured and re-invested	$ -	$ 151,412
Loan interest financed and included in loan principal (including	$ 1,389,889	$ 768,254
$181,392 and $45,559 on related party loans)

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

Foreclosed real estate acquired through, or in lieu of, foreclosure are held for sale and initially recorded at the lower of the asset’s fair value or the loan’s carrying amount, which establishes a new cost basis for the asset.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value less estimated costs to sell

The Company uses FIN 46R, “Consolidation of Variable Interest Entities” to identify variable interest entities (“VIE”).  A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  A company that holds a variable interest in a VIE will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of expected residual gains, if they occur.  Additional disclosures are also required by primary beneficiaries and other significant variable interest holders.

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

New Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company will adopt FIN 48 in the first quarter of 2007 and it is not expected that the adoption of FIN 48 will have a material impact on the Company’s financial statements.

Recently, the FASB has been very active, issuing a number of accounting pronouncements with various effective dates. These pronouncements, which were not discussed above, do not have a material effect on the Company’s financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

At June 30, property and equipment is composed of:

	2006	2005
Office Condominiums	$550,116	$797,554
Office Computers, Furnishings,
Software & Equipment	147,336	122,037
Vehicles	30,351	30,351
Capital lease – phone system	-0-	17,710
Less: Accumulated Depreciation	(202,286)	(184,066)
Property and equipment, net	$525,517	$783,586

Depreciation expense – three months	$8,499	$15,496
Depreciation expense – six months	$21,282	$31,154

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Leases

During March 2003, the Company entered into a capital lease for a new telephone system at the Company’s headquarters.  In March 2006, the Company made its last payment and the asset is now owned by the Company.  The lease was originally recorded at the asset’s fair value and amortized over three years using the straight-line method.  Interest expense was calculated based on the implied interest rate in the lease.  The lease payment, including principal, interest and sales tax, was $672 per month.  Amortization expense was $0 and $1,476 for the three months and $984 and $2,952 for the six months ended June 30, 2006 and 2005, respectively.  Interest expense was $0 and $241 for the three months and $25 and $549 for the six months ended June 30, 2006 and 2005, respectively.  There are no future minimum lease payments as of June 30, 2006.

Loan Commitments

The Company makes loan commitments in connection with certain real estate loans and joint venture investments that include funding for project development, building construction, renovations, lease-up operations, financed interest and other amounts that the borrower may draw upon in accordance with the loan agreement.  For existing loans, the Company has $34,988,000 in approved, unused loan commitments for real estate loans and $553,000 for real estate joint venture investments as of June 30, 2006.  The Company also has four new approved real estate loan commitments totaling $7,700,000 as of June 30, 2006 which the Company expects to start funding next quarter.

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

For the three and six months ended June 30, the Company paid CCA as follows:

	Three Months		Six Months

	2006	2005	2006	2005
Management Fees	$360,389	$323,551	$709,478	$702,165
Loan Origination Fees	66,450	65,250	707,325	65,250
	$426,839	$388,801	$1,416,803	$767,415

As of June 30, 2006 and 2005, the Company owed CCA $119,190, and $976, respectively under this agreement.

Cornerstone Capital Advisors, Inc. – Office Lease

Effective August 1, 2004, the Company and CCA entered into a lease agreement whereby CCA is leasing the Company’s corporate office building and office/computer equipment in Cumming, GA.  The lease payment is $5,000 per month.  The initial lease term ended on August 31, 2005, after which time the lease converted to a month-to-month lease.  The Company’s cost basis in the office building and office/computer equipment is approximately $620,000.  The Company received $15,000 and $30,000 from CCA under the terms of this lease during the three and six month periods ending June 30, 2006 and 2005, respectively.

Cornerstone Direct Public Offerings, LLC

The Company has contracted with Cornerstone Direct Public Offerings, LLC (“CDPO”) to provide services for the filing of SB-2 Registration Statements with the Securities and Exchange Commission.  Two of the Company’s directors serve on the board of directors of CDPO’s majority owner, Foundation for Christian Communities Development, Inc.  Prior to 2005, the base service fee was $75,000 per filing payable in installments during the filing process.  For filings made in 2006 the Company intends to use CDPO only for the state filing portion of its registrations, which will reduce CDPO’s service fee.  The fee schedule has not been finalized as of June 30, 2006.  No amounts were owed to CDPO as of June 30, 2006 and 2005.

Loans made to subsidiaries of Cornerstone Group Holdings, Inc.

During 2005, two loans were made to wholly owned subsidiaries of Cornerstone Group Holdings, Inc (“CGH”).  At the time that these loans were originated, two of the Company’s directors served as directors of CGH.  Subsequent to the time of the loan originations, both of the Company’s directors resigned from the board of CGH.  The two loans were made at similar terms to that of the Company’s third-party loans.  As of June 30, 2006, the principal outstanding on these two loans was $2,509,353.

In the first quarter of 2006 the Company originated a loan to Preston Pointe Apartments, LP (“Preston Pointe”).  CGH is the sole general partner of Preston Pointe.  The loan is being used to construct low income housing tax credit apartments.  The loan accrues interest at 10% per annum and matures in September 2007.  As of June 30, 2006 the principal balance outstanding was $3,197,219.  The maximum loan commitment is $4,500,000.

In the first quarter of 2006 the Company originated a loan to Preston Ridge, LLC, a wholly owned subsidiary of CGH.  The loan is being used to construct affordable single family townhomes.  The loan accrues interest at 10% per annum and matures in March 2007.  As of June 30, 2006 the principal balance outstanding was $708,149.  The maximum loan commitment is $1,600,000.

In the second quarter of 2006 the Company originated a loan to River Run Apartments, LP, a majority owned subsidiary of CGH.  The loan is being used to construct affordable apartments.  The loan accrues interest at 10% per annum and matures in April 2007.  As of June 30, 2006 the principal outstanding was $1,050,061.  The maximum loan commitment is $2,215,000.

The total principal outstanding on all loans to CGH subsidiaries was $7,464,782 as of June 30, 2006.

Wellstone Retirement Communities I, LLC

In December 2005, the Company’s two largest borrowers sold eight senior housing properties to Wellstone Retirement Communities I, LLC (“WRC”) which is managed by Cornerstone Capital Advisors, Inc. (“CCA”), which also serves as the Company’s manager.  Also, two of the Company’s directors are directors for CCA.  As a result of this transaction, the Company received $60,677,668 in loan principal and $2,512,500 in bond holdings principal.  The Company immediately supplied subordinated financing of $37,901,607 at 9.5% interest and a two year maturity to WRC to purchase the property.  This loan is included in “Real estate loans, net” on the accompanying June 30, 2006 Balance Sheet.  Approximately $10,151,000 in equity was contributed to WRC by independent accredited investors with the remaining $64,077,000 needed to purchase the properties supplied by third party financing as a first mortgage on the properties purchased.

On January 31, 2006, an additional senior housing property was sold by Sage Living Centers, Inc. to WRC.   The Company received $11,974,400 in bond holdings principal and immediately supplied an additional $1,548,796 in subordinated financing to WRC.  WRC also received an additional $10,922,801 in third party financing at this time.

The WRC outstanding loan principal balance on June 30, 2006 was $34,443,403.

Loan to Castleberry Properties, LLC

In March 2006, the Company originated a loan to Castleberry Properties, LLC (“Castleberry”) for the acquisition of land that will be developed into an office park.  Cornerstone Capital Advisors, Inc., the Company’s manager, is a 50% owner of Castleberry.  As of June 30, 2006, the loan principal outstanding is $732,059 and Cornerstone Capital Advisors, Inc. has contributed $172,000 in equity into Castleberry.  The loan’s maximum commitment is $800,000.

NOTE 5 - REAL ESTATE LOANS

At June 30, the Company had Real Estate Loans outstanding as follows:

	2006	2005
Family housing development loans	$ 87,063,831	$40,750,848
Church mortgage loans	6,824,172	9,163,395
Senior housing mortgage loans	35,443,403	19,861,474
Total principal	129,331,406	69,775,717
Accrued Interest	682,743	667,201
Unearned Loan Fees	(3,416,934)	(177,304)
Allowance for loan losses	(898,000)	(682,000)
Total Real Estate Loans	$125,699,215	$69,583,614

These loans mature as follow: 2006 - $24,050,619; 2007 - $87,127,406; 2008 - $17,564,111; 2009 - $589,270; 2010 and beyond - $0.  Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

In 2005, the Company originated a loan with a for-profit entity that did not have enough equity or subordinated debt to absorb all of its estimated expected losses.  The Company is not considered the primary beneficiary since the entity’s equity and subordinated debt is sufficient to absorb the majority of its estimated expected losses.  The loan’s carrying amount on June 30, 2006 was $663,925.

Based on the terms of the loans, the Company allows borrowers with loans related to certain family housing and church properties to finance interest payments while the properties are in the development and construction phase of operations.  For the six months ended June 30, the net interest payments financed were:

	2006	2005
Current year interest financed	$2,071,970	$601,026
Previous years’ financed interest received	(928,226)	(100,263)
Net financed interest	$1,143,744	$500,763

On June 30, 2006, the Company had significant credit risk concentrations in the following states:

Georgia -	$30,058,403
Florida -	$15,308,179
Texas -	$52,980,015
South Carolina -	$22,558,947

Impaired loan disclosures for the six months ended June 30:

	2006	2005
Number of impaired loans	2	2
Carrying amount	$863,455	$1,909,011
Weighted average investment – year-to-date	$852,434	$1,871,051
Impaired loan interest income – three months	$31,755	$44,756
Impaired loan interest income – six months	$40,321	$89,021

No allowance for specific impaired loan loss has been recorded because the carrying amount of the impaired loans as of June 30, 2006 and 2005 was less than the present value of their expected future cash flows.

NOTE 6 – REAL ESTATE JOINT VENTURE INVESTMENTS

As of June 30, certain of the Company’s mortgage loans on senior housing facilities are classified as real estate joint venture investments, as follows:

Location	2006	2005
McKinney, TX	$ -0-	$ 4,728,599
St. Petersburg, FL	6,029,253	4,910,334
Lewisville, TX	545,000	10,617,954
Garland, TX	-0-	6,526,957
Chattanooga, TN	5,745,991	5,685,992
San Antonio, TX	2,400,571	12,494,047
Winter Haven, FL	-0-	5,962,402
Bryan, TX	-0-	3,266,317
Edmond, OK	1,603,689	5,481,201
Total principal outstanding	16,324,504	59,673,803
Accrued interest	580,643	591572
Unearned loan fees	-0-	(267,137)
Allowance for loan losses	-0-	-0-
Real estate joint venture investments, net	$16,905,147	$59,998,238

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

In accordance with loan terms, the Company allows certain borrowers to finance interest payments while their facilities are in the construction or renovation phase of operations.  For the six months ended June 30, the net interest payments financed were as follows:

	2006	2005
Current year interest financed	$246,145	$267,491
Previous years’ financed interest received	-0-	-0-
Net financed interest	$246,145	$267,491

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

One real estate joint venture investment loan was considered impaired as of June 30, 2006. The impaired loan’s carrying amount as of June 30, 2006 and its average carrying amount for the first six months of 2006 were $6,214,001 and $6,149,189, respectively.   A total of $284,085 in interest was earned in the first six months of 2006 from this loan.  The loan’s collateral is appraised at $7,400,000; therefore, no loan loss allowance has been established.  No real estate joint venture investment loans were considered impaired as of June 30, 2005.

NOTE 7 – ALLOWANCE FOR LOAN LOSSES

For the six months ended June 30, 2006 and 2005, a summary of changes in the allowance for loan losses by loan type is as follows:

				Real Estate Joint Venture Investments
		Family Housing	Senior Housing
	Church				Total
Balance – 12/31/04	$-0-	$632,000	$-0-	$-0-	$$632,000
Loan loss expense	-0-	50,000	-0-	-0-	50,000
Charge-offs	-0-	-0-	-0-	-0-	-0-
Recoveries	-0-	-0-	-0-	-0-	-0-
Balance –6/30/05	$-0-	$682,000	$-0-	$-0-	$$682,000
Balance – 12/31/05	$-0-	$732,000	$-0-	$-0-	$$732,000
Loan loss expense	-0-	166,000	-0-	-0-	166,000
Charge-offs	-0-	-0-	-0-	-0-	-0-
Recoveries	-0-	-0-	-0-	-0-	-0-
Balance – 6/30/06	-0-	$898,000	-0-	-0-	$$898,000

Components of allowance for loan losses at June 30:

	2006	2005
Collective loan losses-
Historical experience	$ -0-	$ -0-
Current credit risk assessment	898,000	682,000
Total collective loan losses	898,000	682,000
Specific impaired loan losses	-0-	-0-
Total allowance for loan losses	$898,000	$682,000

The Company has never incurred a loan loss charge-off; therefore, there is no collective loan loss allowance related to the Company’s historical experience.  For the three and six months ended June 30, 2006 and 2005, the charges to loan loss expense were due to an increase in the principal outstanding on Family Housing loans.

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

NOTE 9 - UNAMORTIZED DEBT ISSUE COSTS

Unamortized debt issue costs consist of legal, accounting, and filing costs incurred to register the Company’s debt securities and commissions paid or accrued on the sale of debt securities.  These costs are amortized on a straight-line basis over the period the associated securities are outstanding, generally five years.  At June 30, 2006, unamortized debt issue costs consist of:

Costs incurred to register debt securities	$ 914,356
Commissions paid on the sale of debt securities	4,852,628
Less: Accumulated Amortization	(3,389,471)
$2,377,513

Amortization expense was $271,244 and $224,132 for the three months and $543,125 and $463,948 for the six months ended June 30, 2006 and 2005, respectively, and is included in marketing expenses in the accompanying Statements of Operations.  Estimated amortization expense for the next five years:

7/2006 – 6/2007: $998,493

7/2008 – 6/2009: $490,991

7/2010 – 6/2011: $41,106

7/2007 – 6/2008: $647,247

7/2009 – 6/2010: $199,676

NOTE 10 - BOND HOLDINGS

Bond holdings at June 30 consist of-	2006	2005
St. Lucie Co., FL Subordinated Revenue Bonds:
Maturity 7/1/2036	$ -0-	$2,325,000
Maturity 10/1/2036	-0-	2,700,000
Undivided 50% interest sold to investor	-0-	(2,512,500)
Net investment in St.Lucie Co., FL bonds	-0-	2,512,500
Largo, FL Subordinated Revenue bonds:
Matures 10/1/2033	-0-	2,465,000
Undivided interest sold to investors	-0-	(1,207,850)
Net investment in Largo, FL bonds	-0-	1,257,150
Local Church Bonds, maturing 2013	1,959,612	-0-
Cost and fair value of bond holdings	1,959,612	3,769,650
Accrued interest receivable	140,082	226,233
	$2,099,694	$3,995,883

The bonds are not traded on an exchange; however, management estimates, based on discounted expected cash flows or the fair value of the collateral that the fair value of the individual securities is greater than or equal to their carrying amount.  Accordingly, no unrealized holding gains or losses have been recorded in 2006 or 2005.

The local church bonds are considered impaired by the Company due to non-payment of interest.  The Company is working closely with the borrowers to resolve this situation.  As stated above, no unrealized holding loss has been recorded because the Company estimates that the bond’s collateral exceeds its current carrying amount.

The local church bonds are recorded net of $54,388 in unamortized bond discounts.  The face amount of the bonds is $2,014,000.  During the three and six months ended June 30, 2006, $1,896 and $3,792 in bond discounts, respectively, were credited to interest income.

Proceeds from the sale or maturity of bonds were $11,974,400 and $17,850 for the six months ended June 30, 2006 and 2005, respectively. No realized gains or losses were recognized in either period.  The Company uses the specific identification method to determine realized gains and losses.

Tax-free interest income was $0 and $82,143 for the three months and $75,359 and $164,057 for the six months ended June 30, 2006 and 2005, respectively.

NOTE 11 - INCOME TAXES

The net deferred tax asset (liability) in the accompanying balance sheets includes the following components as of June 30:

	2006	2005

Deferred tax assets	$418,637	$338,741
Deferred tax liabilities	(167,719)	(358,087)
Net deferred tax asset (liability)	$250,918	$ (19,346)

The deferred tax liabilities result from the use of accelerated depreciation methods for property and equipment and from using the installment method for tax accounting.  The deferred tax assets result from tax versus financial reporting differences in accounting for allowance for loan losses and from differences in the amortization of debt issue and start-up costs.  The Company estimates that future taxable income will be sufficient to realize the deferred tax assets; therefore, no valuation allowance was provided for as of June 30, 2006 and 2005.

Components of the Company’s income tax provision (benefit) for the three and six months ended June 30:

		Three Months		Six Months
		2006	2005	2006	2005
Current:	Federal	$188,469	($17,550)	$246,581	$ -0-
	State	20,709	1,781	29,909	6,740
Deferred	Federal	(62,986)	(35,139)	(96,533)	(47,703)
	State	(6,862)	(1,956)	(10,548)	(3,308)
		$139,330	($52,864)	$169,409	($44,271)

Reconciliation of the Company’s income tax provision (benefit) rate to the statutory federal rate for the three and six months ended June 30:

	Three Months		Six Months
	2006	2005	2006	2005
Statutory federal rate	35.0%	(35.0)%	35.0%	35.0%
Effect of graduated federal rates	(1.0)%	(1.0)%	(1.0)%	(1.0)%
State taxes, net of federal benefit	3.7%	(3.7)%	3.7%	3.7%
Effect of tax-free bond interest income	-	(41.2)%	(5.0)%	(201.1)%
Other, net	.1%	.9%	.2%	3.7%
Effective tax provision (benefit) rate	37.8%	(78.0)%	32.9%	(159.7)%

Current income taxes payable were $86,778 and $0 as of June 30, 2006 and 2005, respectively, and are included in “accounts and other payables” in the accompanying balance sheets.

NOTE 12 - CASH CONCENTRATION RISK

A cash concentration risk arises when the Company has more cash in a financial institution than is covered by federal deposit insurance. At June 30, 2006, the Company had cash in excess of insured limits totaling $1,273,829.  The Company’s policy is to place its cash investments with high quality financial institutions and has never experienced any loss on holdings in excess of insured limits.

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

Five year schedule of principal maturities for bonds outstanding at June 30:

Years to Maturity On demand & 1 year 2 3 4 5+ Total Principal	2006 $ 32,994,100 37,921,187 16,621,986 29,171,435 7,703,763 $124,412,471	2005 $ 22,611,060 14,622,299 38,356,881 16,982,332 29,630,256 $ 122,202,828

At June 30, 2006 and 2005, accrued interest payable was $15,994,068 and $11,009,507, respectively.  Interest rates for bonds outstanding at June 30, 2006 are:

4.00% - $1,105,621

7.25% - $1,789,831

  9.00% - $61,930,364

6.25% - $1,068,131

8.25% - $53,497,184

6.75% - $1,653,393

8.50% - $3,367,947

On August 27, 2004, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $20,000,000 of its Series F Investor Bonds along with $9,750,000 of its Common Stock.  The Securities and Exchange Commission notified the Company that it would not complete a full review of the registration statement.  The registration statement became effective on November 1, 2004 and the Company started to sell securities registered in this statement in January 2005.  For the six months ended June 30, 2005, the Company sold $11,248,470 in bonds and $116,116 in Common Stock (17,864 at $6.50 per share).

The Company filed a new registration statement with the Securities and Exchange Commission in February 2006 with $60,000,000 in Series G Investor Bonds and $32,500,000 in Common Stock available for issuance.  If approved, the terms of the Series G Investor Bonds will be similar to the Series E and F bonds.

NOTE 14 – MORTGAGE PARTICIPATION AGREEMENTS

In 2003, the Company began selling Mortgage Participation (“MP”) Agreements.  The MP Agreements have not been registered and therefore, are only available to accredited investors.  The agreements are collateralized by specific loans owned by the Company and entitle the investor to a proportionate share of the interest earned on the collateral.  Interest is paid monthly to the MP investor after the Company receives interest payments on related the collateralized loans.  The agreements have no stated maturity date.  Principal payments are made when the Company receives principal payments on the collateralized loans.  Losses that the Company may incur on the collateralized loans are shared pro-rata with the MP Agreement holders.  The Company has the right but not the obligation to redeem the MP Agreements at any time.  The MP Agreement investors do not have the right to sell or repledge their interest in the underlying collateral.  Interest expense related to MP Agreements was $93,760 and $122,803 for the three months and $170,677 and $257,433 for the six months ended June 30, 2006 and 2005, respectively.  MP Agreement principal and interest outstanding and related collateral as of June 30, 2006:

                                                                                             MP Amount               Total Collateral

                                                                                             Outstanding              Carrying Amount

Bluffton, SC family housing loan; matures 4/15/07

   with no available extensions                                              $4,081,901                     $6,483,717

Accrued interest payable                                                             31,663

                                                                                              $4,113,564

The loan which collateralizes the MP Agreements is classified as a real estate loan in the accompanying balance sheets.  The total carrying amount is equal to the loan’s outstanding principal plus accrued interest.

NOTE 15 - GUARANTEES

The Company is guarantor on five loans secured by senior housing, low income housing and church facilities owned by non-profit entities.  Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require the Company to guarantee the loan as a condition of the extension of the loan by the financial institution.  The loan guarantees are solely limited to amounts drawn under credit facilities and cover outstanding principal and accrued interest and terminates upon maturity and principal repayment or at project stabilization (as defined by the agreement).  Only upon an uncured payment default and upon demand by the financial institution would the Company be required to perform under its guarantee obligations.  The Company’s recourse would be limited to repossession of the underlying collateral and subsequent resale of the facilities.  As of June 30, 2006, all loans which had a guarantee were current based on their loan terms.  Loan guarantees as of June 30, 2006:

	Renewal/			Current	Loan
	Origination	Maturity	Maximum	Principal	Guarantee
Location	Date	Date	Guarantee	Outstanding	Obligation
Charleston, SC	12/30/05	4/1/08	$11,500,000	$11,500,000	$ 92,000
Beaufort, SC	12/30/05	4/1/08	8,850,000	8,850,000	71,000
Dallas, TX (church)	5/16/06	5/16/09	219,000	219,000	2,153
Dallas, TX (church)	6/9/06	6/9/09	331,661	331,661	3,215
St. Petersburg, FL	12/18/04	8/15/06	7,347,300	6,929,990	71,000
			$28,247,961	$27,830,651	$239,368

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

NOTE 16 - BUILDING MORTGAGES

Outstanding at June 30:

    2006

   2005

Fidelity Bank – collateralized by rental office building

$        -0-

$165,612

   Interest rate varies with a 7.5% maximum,

   loan was paid off in February, 2006.

Fidelity Bank – collateralized by corporate office building

 410,665

  423,928

   Interest rate equal to “prime + 1.5%”, currently 9.50%; monthly principal & interest payment of $4,322; matures Sept. 1, 2009,

   at which time a balloon payment of $351,211 is due.

Total principal outstanding at June 30

$410,665

$589,540

Interest expense - three months

$    9,832

$ 10,874

Interest expense - six months

$  21,047

$ 21,041

Estimated annual principal payments: 2006 - $9,353; 2007 - $17,437; 2008 - $19,026; 2009 - $364,849.

NOTE 17 - SERIES A CONVERTIBLE PREFERRED STOCK

In 2001, the Company amended its Articles of Incorporation to provide for the issuance of up to 235,000 shares of Series A Convertible Preferred Stock.  The shares do not accrue dividends unless such dividends are declared by the Board of Directors.  The shares entitle the preferred shareholder to have one vote per share, presently equal to the voting rights of Common shareholders.  Each share is convertible, after 3 years, into shares of Common Stock based on an adjustable formula.  No Series A Convertible Preferred Stock was outstanding on June 30 , 2006 and 2005.

NOTE 18 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share for the three and six months ended June 30, 2006 and 2005 have been calculated as follows:

		Three Months	Six Months

2005	Net Income (Loss)	($ 14,906)	$ 71,998
	Average Common Shares Outstanding	815,332	815,809
	Earnings (Loss) per Common Share	($0.02)	$0.09
2006	Net Income	$228,796	$344,811
	Average Common Shares Outstanding	886,607	887,464
	Earnings per Common Share	$ 0.26	$ 0.39

Diluted earnings (loss) per share are the same as basic earnings (loss) per share because there are no shares of Series A Convertible Preferred Stock outstanding.  Other than the Series A Convertible Preferred Stock, there are no other potentially dilutive securities, stock options or warrants outstanding.

NOTE 19 – MAJOR CUSTOMERS

The Company received more than 10% of its total revenue for the six months ended June 30, 2006 from the following customers:

	Amount	%	Description of Revenue Received

Senior Housing Services, Inc	$4,324,995	52.0%	Interest and fees from real estate joint
and its subsidiaries			venture investments and real estate loans

Wellstone Retirement
Communities I, LLC	1,695,076	20.4%	Interest and fees from a real estate loan

	$6,020,071	72.4%

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

The estimated fair values of the Company’s financial instruments at June 30, 2006 are:

	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 1,382,016	$ 1,382,016
Bond holdings	$ 1,959,612	$ 1,959,612
Financial liabilities:
Investor bonds	$124,412,471	$124,412,471
Mortgage participations	$ 4,081,901	$ 4,081,901
Building mortgages	$ 410,665	$ 410,665
Loan guarantee obligations	$ 239,369	$ 239,369

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Selected financial data.

Please read the following selected financial data in conjunction with the rest of this “Management’s Discussion and Analysis or Plan of Operation” and with our financial statements and related notes in this filing.

	Six months ended June 30,

	2006	2005

Revenues	$8,321,957	$7,261,455

Investor interest expense	6,017,708	5,558,403
Loan loss expense	166,000	50,000
Marketing expenses	595,252	539,961
Management/advisory fees	709,478	702,165
Operating expenses	319,299	383,199
Total expenses	7,807,737	7,233,728
Operating income	514,220	27,727
Income tax provision (benefit)	169,409	(44,271)
Net income	$344,811	$71,998

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

Comparison of Periods Ended June 30, 2005 and June 30, 2006

General.  Assets increased from $144,280,245 at June 30, 2005 to $151,469,603 at June 30, 2006 for an increase of $7,189,358 or 5.0%.  This increase is a result of the sale of Investor Bonds and Mortgage Participations, net of redemptions of $6,355,695 and an increase in common stock outstanding of $417,179.  With the additional net cash from these items and from cash already on hand, we invested in real estate loans and joint venture investments, net of principal payments received, of $13,022,510.  Total revenue increased for the three and six months ended June 30, 2006 by $756,309 (21%) and $1,060,502 (15%) to $4,313,703 and $8,321,957 respectively.  Net income (loss) for the three and six months ended June 30, 2006 was $228,796 and $344,811 compared to ($14,906) and $71,998 for the same periods ended June 30, 2005.

Total real estate loans and joint venture investments outstanding on June 30, 2006 was $142,604,362 compared to $129,581,852 on June 30, 2005 for an increase of $13,022,510 or 10%.  This increase is due to sales of Investor Bonds, Mortgage Participation Agreements and Common Stock and the subsequent origination or refinancing of real estate loans and joint venture investments, as follows:

New real estate loan originations	$ 31,572,715
Decrease in existing loans, net of principal received	(3,676,585)
New real estate joint venture investments made	-0-
Decrease in existing real estate joint venture investments	(14,873,620)
$ 13,022,510

All other assets composed primarily of cash, bond holdings, property and equipment, and unamortized debt issue costs were $8,865,241 as of June 30, 2006.

During the second quarter of 2006, we determined that our church bond holdings, with a carrying value of $2,099,694, are impaired due to the non-payment of interest by the borrower.  Our initial evaluation of the underlying collateral shows that the collateral is worth more than the current carrying value of the bonds; therefore, we have not charged earnings with an unrealized loss and we are continuing to recognize interest from this investment on the accrual basis.  We are working diligently with the borrowers to ensure that this situation is resolved and that our financial investment is preserved.

Our cash balance decreased $4,615,744 from $5,997,760 on June 30, 2005 to $1,382,016 on June 30, 2006.  This decrease happened because we had no bonds available to sell in the first six months of 2006.  Therefore, all loan originations and draws in this time period came from existing cash, existing loan principal payments and a small amount of Mortgage Participation Agreement sales.  In 2005 we also had new bond and stock sales coming in and therefore, more cash was available for reinvestment than in 2006.  As discussed below, we have filed a new registration statement with the Securities and Exchange Commission which will allow us to sell additional Investor Bonds.  Also, we are pursuing a working capital line of credit with a financial institution which will supplement our Investor Bond program and allow us to continue to fund our loan commitments and make new loans as opportunities arise.

Principal and interest payable on Investor Bonds and Mortgage Participation (“MP”) Agreements increased $6,355,695 or 4.6% from $138,164,408 as of June 30, 2005 to $144,520,103 as of June 30, 2006.  Our Series F registration statement, which became effective in late 2004 allowed us to sell $20,000,000 in new bonds.  These bonds were sold out in November 2005.  In February 2006 we filed a new registration statement which, if approved, will allow us to sell $60,000,000 in Investor Bonds and $32,500,000 in Common Stock.

Real estate loan and joint venture interest and fees earned.  Interest income and fees from real estate loans and joint venture investments for the three and six months ended June 30 is as follows:

	2006	2005	Increase	%

Three Months	$4,232,796	$3,358,169	$ 874,627	26.0%
Six Months	$7,937,294	$6,591,309	$1,345,985	20.4%

The increases were due to the following:	Three Months	Six Months

Increase in average outstanding principal	$ 461,918	$ 884,741
(Three months: $144,730,241 – 2006; $125,759,429 – 2005)
(Six months: $138,837,216 – 2006; $120,576,039 – 2005)
Change in weighted average interest rate	24,783	(11,959)
(Three months: 9.81% - 2006; 9.73% - 2005)
(Six months: 9.79% - 2006; 9.81% - 2005)
Change in loan fees recognized	387,926	473,203
	$ 874,627	$1,345,985

The increases in average outstanding principal and the increases in loan fees recognized are due to the addition of 13 new real estate loans.

Loan participation and other income.  For the three and six months ended June 30, 2006, loan participation and other income changed as follows:

	Three Months			Six Months
	2006	2005	Change	2006	2005	Change
Investment income	$58,407	$117,025	($ 58,618)	$285,137	$264,209	$ 20,928
Loan participation & other	22,500	82,200	(59,700)	99,526	405,937	(306,411)
Total	$80,907	$199,225	($118,318)	$384,663	$670,146	($285,483)

The Company’s investment income is from the purchase of tax-free bonds used as permanent financing for projects the Company funded during their development and initial operations, church bonds and from interest income on the Company’s excess cash.

The decrease in investment income for the three months ended June 30, 2006 is due to the sale of tax-free bonds in the first quarter of 2006 and a decrease in the amount of cash on hand during the second quarter.  The increase in investment income for the six months ended June 30, 2006 is due to tax-free bonds outstanding in the first quarter of 2006, church bonds purchased during the third quarter of 2005 and an increase in short-term interest rates in 2006.

The decreases in loan participation and other income were due to:

	Three Months	Six Months

Loan participation revenue	$ -0-	($257,000)
Loan guarantee revenue	(60,000)	(104,000)
Gain on sale of fixed asset	-0-	51,540
Other	300	3,049
	($59,700)	($306,411)

We received $257,000 in loan participation revenue during the first quarter of 2005 from the sale of a senior housing facility by one of our borrowers.  In each of the first and second quarters of 2005 a loan that we guaranteed was paid off; therefore, we recognized loan guarantee fees in both quarters of 2005.  We did not receive any loan participation or loan guarantee revenue in the first six months of 2006.  The gain on sale of fixed asset is due to the February 2006 sale of our rental office building in Cumming, GA.  Please see Note 2 of the “Notes to Financial Statements” for additional information on this transaction.

Investor interest expense. Investor interest expense for the three and six months ended June 30, 2006 was $3,026,911 and $6,017,708 which is an increase of $197,927 (7.0%) and $459,305 (8.3%), respectively compared to 2005.  The increases are due to:

	Three Months	Six Months
Increase in average outstanding certificate principal, including	$201,848	$562,821
interest payable subject to compounding
(Three months: $133,603,067 – 2006; $124,739,706 – 2005)
(Six months: $135,214,685 – 2006; $122,201,473 – 2005)
Change in weighted average interest percentage	25,122	(16,760)
(Three months: 8.71% - 2006; 8.68% - 2005)
(Six months: 8.65% - 2006; 8.68% - 2004
Decrease in average outstanding Mortgage Participation principal
(Three months: $3,750,400 – 2006; $4,912,120 – 2005)
(Six months: $3,413,540 – 2006; $5,148,660 – 2005)	(29,043)	(86,756)
	$197,927	$459,305

Loan loss expense and allowance for loan losses.    We charged $120,000 and $25,000 for the three months and $166,000 and $50,000 for the six months ended June 30, 2006 and 2005, respectively to loan loss expense.  These charges were due to increases in the family housing development loan portfolio’s outstanding principal.

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

As of June 30, 2006, two church loans and one real estate joint venture investment loan were considered impaired because they are at least six months behind on their interest payments.  The real estate joint venture investment loan had a carrying amount of $6,214,001 and the church loans had a carrying amount of $863,455 on June 30, 2006.  In total we had $7,077,456 in impaired loans.  At June 30, 2005 we had one church loan with a carrying amount of $1,909,011 that was impaired.  We have received an appraisal on the real estate joint venture investment loan’s collateral and it is worth approximately $1.2mm more than the loan’s carrying amount; therefore, we have not recognized an impairment loss on this loan.  We will continue to monitor the operating progress of this borrower and we are actively involved in possible re-financing opportunities with this property.

As of June 30, 2006, allowance for loan losses as a percent of outstanding loan principal by loan type:

	Loan Loss Allowance	Outstanding Principal	%
Family Housing Development Loans	$ 898,000	$ 87,063,831	1.0%
Church Mortgage Loans	-0-	6,824,172	0%
Senior Housing Mortgage Loans	-0-	35,443,403	0%
Real Estate Joint Venture Investments	-0-	16,324,504	0%
Total	$ 898,000	$145,655,910.6%

Marketing expenses. Total expenses for the marketing of Investor Bonds for the three and six months ended June 30, 2006 were $305,184 and $595,252, respectively compared to $252,392 and $539,961 for the same periods in 2005.  The changes are due to:

                                                                   Three Months                                                      Six Months

	2006	2005	Change	2006	2005	Change
Debt issue cost amortization	$270,413	$223,716	$46,697	$542,294	$463,117	$79,177
other marketing costs	34,771	28,676	6,095	52,958	76,844	(23886)
	$305,184	$252,392	$52,792	$595,252	$539,961	$55,291

Selling commissions paid to brokers for selling Investor Bonds and Mortgage Participations and costs incurred to register Investor Bonds are paid in cash and charged as an expense over the term of the related debt.  The unamortized balance is classified as an asset on the balance sheet as “Unamortized debt issue costs”.  The balance was $2,377,513 and $2,801,718 as of June 30, 2006 and 2005, respectively.

The increases in debt issue cost amortization for the three and six months ended June 30, 2006 are due to an increase in outstanding Investor Bonds at June 30, 2006.  Other marketing costs increased for the three months ended June 30, 2006 due to compliance costs related to our pending Series G registration statement.  Other marketing costs decreased for the six months ended June 30, 2006 because we spent approximately $30,000 in the first three months of 2005 on fines and compliance issues related to the Chicago Stock Exchange matter (see page 8 for more information on this item).  We have not had to spend additional money on this issue in 2006.

Operating and management expenses. Management and advisory expenses for the three months ended June 30, 2006 increased $36,838 (11.4%) from $323,551 in 2005 to $360,389 in 2006.  This increase is due to an increase in revenues.  For the six months ended June 30, 2006 management and advisory expenses increased $7,313 (1.0%) from $702,165 to $709,478.  This increase in is due an increase in revenues offset by a $77,000 loan participation revenue fee paid to Cornerstone Capital Advisors, Inc. (“CCA”) in the first quarter of 2005.  No loan participation fees have been paid in 2006.

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

Please see Note 4 of the “Notes to Financial Statements” for additional information about our agreement with CCA and for amounts that we have paid to CCA during the three and six months ended June 30, 2006 and 2005.

For the three and six months ended June 30, 2006 and 2005, operating expenses were as follows:

	2006	2005	Change
Three Months	$133,093	$195,237	($62,144)
Six Months	$319,299	$383,199	($63,900)

The decreases in 2006 are due to a decrease in legal fees.  In 2005 we spent higher than normal amounts on legal fees due to the Chicago Stock Exchange issue.  In 2006, our legal costs have gone down to their normal levels since we have not had to spend any additional money on the Chicago Stock Exchange issue.

Income tax provision (benefit). The income tax provision (benefit) for the three and six months ended June 30, 2006 was $139,330 and $169,409, respectively compared to ($52,864) and ($44,271) for the same periods ended June 30, 2005.  The increases in income taxes are due to an increase in pre-tax income.  The Company’s effective tax provision (benefit) rate was 37.8% and (78.0%) for the three months and 32.9% and (159.7%) for the six months ended June 30, 2006 and 2005, respectively.  A reconciliation of the Company’s effective tax provision rate to the federal statutory rate is included in the attached “Notes to Financial Statements” (Note 11).

Dividends.  Dividends of $230,518 and $211,514 were declared on June 30, 2006 and 2005, respectively and paid in full in the following month.

Liquidity and Capital Resources

Cash flows from operations.  Net cash provided by the Company’s operations for the six months ended June 30, 2006 and 2005 was $747,996 and $808,093 respectively.  The decrease in 2006 was due to an increase in loans in process, a decrease in accounts payable and an increase in investor interest payments, partially offset by increases in net income, depreciation and amortization expense, bond holdings interest received and loan interest and fees received.

Investor bond and mortgage participation interest payable increased $2,249,242 in the first six months of 2006 due to an increase in outstanding debt (10% of the increase) and because approximately 30% to 35% of the investors who purchased bonds in the last four years have elected to reinvest the interest due to them and not receive the interest in cash until maturity.

Included in the 2006 and 2005 changes in accrued real estate loan and joint venture interest and deferred loan fee amounts is $1,389,889 and $768,254 in interest which was financed as part of loan principal.  We receive monthly interest payments on our loans except when the terms of certain loans allow borrowers to finance interest payments while the collateralized property is under development or construction.  A summary (by loan type) of the amount of net financed interest for the six months ended June 30, 2006 and 2005 is as follows:

	2006	2005
Family Housing Development	$1,459,874	$504,582
Church Construction	(92,443)	(3,819)
Senior Housing	22,458	267,491
	$1,389,889	$768,254

The amount for 2006 represents interest accrued and financed in 2006, net of payments received in 2006 that were financed in previous years.  2005’s amount represents interest accrued and financed in 2005, net of payments received in 2005 that were financed in previous years.

The increase in the family housing net financed interest in 2006 as compared to 2005 is due to the addition of thirteen new projects which are in their development phase of operation and are financing their interest.  This increase in projects in their development phase is partially offset by three projects which have gone into their sales phase and are paying interest to us as they sell homes.

In 2006 we received $92,443 in previously financed church interest due to significant pay downs on three church loans.

The decrease in senior housing financed interest in 2006 is due to 1) the McKinney, TX loan being re-classified to a family housing loan because the borrower determined that an age-restricted housing development was a better use of the property and 2) we received $223,687 in previously financed interest due to significant pay downs received on senior housing loans.

Overall, we expect the net financed interest amount to increase from its current levels due to the increase in the number of projects that are in their development phase.  We expect this trend to continue for the rest of 2006 and in mid to late 2007 we expect the majority of these projects to go into their sales phase and we will begin to receive the financed interest.

Cash flows from investing activities.    For the six months ended June 30, 2006, the Company used $7,823,079 in cash from investing activities which is a decrease of $9,253,744 from $17,076,823 for the six months ended June 30, 2005.  The decrease was due to the cash sale of $11,974,400 in bond holdings and the receipt of $252,262 from the sale of our rental office building.  These receipts were offset by an increase (net of payments received) in net real estate and joint venture investment loans made of $2,990,053

Cash flows from financing activities.  During the six month period ended June 30, 2006, the Company had no registered bonds or stock for sale; therefore, the only money raised was $1,556,901 in Mortgage Participation Agreements.  This represents a decrease of $9,841,569 from new Investor Bonds and Mortgage Participation sales of $11,398,470 for the six months ended June 30, 2005.  As discussed below, we have recently filed a new registration statement with the Securities and Exchange Commission.

Investor Bonds redeemed for cash increased from $1,020,285 for the six months ended June 30, 2005 to $4,894,639 for the six months ended June 30, 2006.  This increase is due to a larger amount of maturities in the first six months of 2006 versus 2005.  We had no bonds available for these maturing bonds to reinvest in so all maturities were paid in cash.

Dividends of $278,034 and $266,287 were paid in January 2006 and 2005, respectively.

We have $32,994,100 in Investor Bonds coming due or redeemable upon demand in the next 12 months.  $10,287,688 of this amount is for graduated certificates, which allow an investor to redeem their certificate each year on the anniversary date of the purchase.  Based on our historical experience, we expect that less than 20% of the graduated certificates will be redeemed for cash during the next 12 months.

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

Item 3. Controls and Procedures

The principal executive officer and the principal financial officer of the small business issuer, Cornerstone Ministries Investments, Inc., have, as of June 30, 2006, evaluated the small business issuer’s disclosure controls and procedures, as defined by Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based on their evaluation, they have concluded that those disclosure controls and procedures are designed and implemented effectively to ensure that information required to be disclosed by the small business issuer in the reports that it files or submits under that Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

As of August 11, 2006, we are not aware that any other state has instituted any formal proceedings on this or any other issue related to any of our securities offerings, and we are not a party to any other pending legal proceedings.  We are not aware that any of the properties covered by our mortgage loans is subject to any pending legal proceedings or that any governmental authority is contemplating any legal proceedings involving us or any of those properties, other than described above.

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)

(1)  Exhibits 31.1, 31.2 and 32.1, Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(2)  Exhibit 15, Letter on un-audited financial information.

(b)  No reports on Form 8-K were filed during the quarter for which this report is filed.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2006

Cornerstone Ministries Investments, Inc. (Registrant)

By: S/John T. Ottinger

       John T. Ottinger

       Vice President and Chief Financial Officer

