Form 10KSB/A
period 2005-12-31
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2006-08-30
CIK 1035270

Cornerstone Ministries Investments, Inc.

2450 Atlanta Highway, Suite 904

Cumming, GA  30040

August 29, 2006

Donald A. Walker

Securities and Exchange Commission

Division of Corporate Finance

Washington, D.C.  20549

RE: Cornerstone Ministries Investments, Inc. (File No. 001-32165)

Form 10-KSB/A for the year ended December 31, 2005

Dear Mr. Walker:

Below are our responses to your letter dated August 25, 2006:

Comment #1:  We have filed an amended Form 10-KSB for December 31, 2005 on EDGAR which includes the report of our former auditor for the years ended December 31, 2004 and 2003 (see page F-1(a) of the amended form).

Comment #2: In the amended Form 10-KSB we have included exhibits for both Item 601(b)(31) and (32).  Please see pages 31 and 33 of the amended filing for these exhibits.  We updated the table of contents on page 2 and Part III, Item 13 (exhibit list) so that they correspond to the corrected exhibits.  Also, we re-named the “code of ethics” exhibit “Exhibit 14”, which corresponds to the exhibit number in Item 601.

Comment #3: In the amended Form 10-KSB we have corrected the certifications (now listed as exhibit 31) so they correspond exactly to the language in Item 601(b)(31).

In connection with our responses to your comments we acknowledge that:

•

Cornerstone Ministries Investments, Inc. is responsible for the adequacy and accuracy of the disclosures in the filing;

•

Staff comments or changes to disclosure in response to staff comments do not foreclose the Commission from taking action with respect to the filing; and

•

Cornerstone Ministries Investments, Inc. may not assert staff comments as a defense in any proceedings initiated by the Commission or any person under the federal securities laws of the United States.

Sincerely,

/s/ Cecil A. Brooks

Cecil A. Brooks

Chairman, President and Chief Executive Officer

Cornerstone Ministries Investments, Inc.

Cornerstone Ministries Investments, Inc.

2450 Atlanta Highway, Suite 904

Cumming, GA  30040

FOR EDGAR FILING

August 29, 2006

Division of Corporation Finance

Securities and Exchange Commission

Washington, D.C. 20549

Re: Cornerstone Ministries Investments, Inc., File No. 333-93475

       Form 10-KSB/A for year ended December 31, 2005

Dear Commission:

Attached is Form 10-KSB/A for filing by Cornerstone Ministries Investments, Inc. for its fiscal year ended December 31, 2005.  This amendment is in response to certain comments received from the Commission on August 25, 2006.

Thank you.

Sincerely,

By:  S/John T. Ottinger

John T. Ottinger

Vice President and Chief Financial Officer

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-KSB/Amendment No. 2

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

	Principal	%
Borrower	Outstanding	Outstanding	Initial		Origination	Renewal
Type	Dec 31, 2005	Dec 31, 2005	Term*	Rate	Fee*	Fee*
Daycare/Schools	$0	0%	1 year	10%	10%	None
Churches	$8,971,537	7.3%	1 year	10%	5%	5%
Senior Housing
- Loans	$38,901,607	31.7%	1 year	10%	10%	0-5%
- Real Estate Joint Venture Investments	$14,425,955	11.8%	1 year	10%	10%	0-5%
Family Housing Development	$60,255,260	49.2%	1 year	10%	5-10%	0-5%
	$122,554,359	100.0%
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

Type of Loan	Principal Outstanding	% of principal at
	at December 31, 2005	December 31, 2005
Development and acquisition	$8,684,314	7.1%
Construction	$54,650,576	44.6%
Semi-permanent	$59,219,469	48.3%
	$122,554,359	100.0%

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

•

Membership trends and growth potential

•

Historical financial performance and patterns

•

Value of real estate involved and other collateral

For non-church loans we will review:

•

Proposed business plan and management

•

Markets and demographics

•

Current and projected earnings and cash flow

•

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

Loan investments we have made

This chart shows the number and amount of new real estate loans and joint venture investments that we have made in each of the last seven years:

Year	Number of loans made	Amount of loans made

1999	17	$12,953,200
2000	10	$11,041,500
2001	11	$14,029,191
2002	16	$30,383,224
2003	10	$14,622,943
2004	8	$17,562,888
2005	8	$16,405,561

Each of our loans has a date when the full principal amount becomes due, or when we may call the loan for repayment.

These are the number and amount of our real estate loans and joint venture investments at December 31, 2005, which become due or callable in 2006 and in later years:

Year	Number of loans due or callable	Principal due or callable

2006	34	$47,441,439
2007	7	74,523,104
2008	-0-	-0-
2009	2	589,816
2010	-0-	-0-
2011/thereafter	-0-	-0-
Total	43	$122,554,359

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

	Year ended
	December 31,
	2005	2004	2003
Revenues	$15,703,121	$13,154,641	$10,923,548

Investor interest expense	11,638,145	9,263,934	7,246,202
Loan loss expense	100,000	257,000	375,000
Marketing expenses	1,082,967	972,430	630,508
Management & advisory fees	1,445,264	1,290,880	1,013,730
Operating expenses	695,756	722,057	1,091,962
Total expenses	14,962,132	12,506,301	10,357,402
Operating income	740,989	648,340	566,146
Income tax provision	163,362	136,973	87,266
Net income	$577,627	$511,367	$478,880

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

Loan participation and other income.  For the year ended December 31, 2005, loan participation and other income increased (decreased) as follows:

	2005	2004	Change
Investment income	$590,866	$433,476	$157,390
Loan participation & other	1,018,521	52,866	965,655
Total	$1,609,387	$486,342	$1,123,045

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

Marketing expenses. Total expenses for the marketing of investor certificates for the year ended December 31, 2005 were $1,082,967 compared to $972,430 for 2004.  The increase is due to:

	2005	2004	Change
Debt issue cost amortization	$968,955	$822,862	$146,093
Compliance and registration	51,234	7,891	43,343
Printing and promotions	19,581	66,619	(47,038)
Other marketing costs	43,197	75,058	(31,861)
Total	$1,082,967	$972,430	$110,537

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

 For the year ended December 31, 2005, operating expenses were $695,756, which is a decrease of $26,301 from 2004’s operating expenses of $722,057.  This change is due to:

Consulting Expense	($20,431)
Legal Fees	90,019
Appraisal Costs	(23,708)
Travel Expense	(37,039)
Office Expenses	(30,846)
Other	(4,296)
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
$(5,142,394)

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

•

Maintain a minimum cash balance, normally no less than $3,000,000.

•

Have readily marketable loans that can be sold for par or a premium.

•

Ask investors about their intentions at least 30 days before their bonds mature.

•

Have a bank willing to extend credit lines if needed.

•

Spread maturity dates throughout the year.

•

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

Loan participation and other income.  For the year ended December 31, 2004, loan participation and other income increased (decreased) as follows:

	2004	2003	Change
Investment income	$433,476	$350,071	$83,405
Loan participation & other	52,866	1,253,642	(1,200,776)
Total	$486,342	$1,603,713	$(1,117,371)

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

Investor interest expense. Investor interest expense for the year ended December 31, 2004 was $9,263,934, an increase of $2,017,732 or 28% compared to 2003.  The increase is due to:

Increase in average outstanding certificate principal, including	$ 1,707,349
interest payable subject to compounding
($98,723,402 – 2004; $79,210,846 – 2003)
Change in weighted average interest percentage	9,044
(8.75% - 2004; 8.74% - 2003)
Increase in average outstanding Mortgage Participation principal
($6,273,310 – 2004; $3,259,920 – 2003)	301,339
$ 2,017,732

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

As of December 31, 2004, allowance for loan losses as a percent of outstanding loan principal by loan type:

	Loan Loss Allowance	Outstanding Principal	%
Family Housing Development Loans	$632,000	$36,007,454	1.8%
Church Mortgage Loans	-0-	9,285,858	0%
Senior Housing Mortgage Loans	-0-	9,286,352	0%
Real Estate Joint Venture Investments	-0-	56,945,936	0%
Total	$632,000	$111,525,600.6%

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

 For the years ended December 31, 2004 and 2003, operating expenses were as follows:

	2004	2003	Change
a) Trust service/paying agent fees	$153,966	$162,566	$(8,600)
b) Consulting fees	23,130	142,794	(119,664)
c) Audit, accounting & tax services	68,403	102,846	(34,443)
d) Employee recruiting costs	-0-	46,335	(46,335)
e) Depreciation & amortization	66,861	56,695	10,166
f) Office expenses	100,443	122,803	(22,360)
g) Legal expenses	73,567	99,186	(25,619)
h) Subsidiary registration costs	-0-	113,473	(113,473)
i) Insurance	41,557	38,508	3,049
j) Other operating expenses	194,130	206,756	(12,626)
Total operating expenses	$722,057	$1,091,962	$(369,905)

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
$6,086,933

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

•

Maintain a minimum cash balance, normally no less than $3,000,000.

•

Have readily marketable loans that can be sold for par or a premium.

•

Ask investors about their intentions at least 30 days before their bonds mature.

•

Have a bank willing to extend credit lines if needed.

•

Spread maturity dates throughout the year.

•

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

Code of Ethics

The registrant has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy is attached to this report as exhibit 14.  The registrant will furnish a copy to any person, without charge, upon request made to the registrant at 2450 Atlanta Highway, Suite 904, Cumming, GA 30040.

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

Item 13. Exhibits and Reports on Form 8-K.

(a)

(Item 601 of Regulation S-B)

Exhibit

Number                                    Description

1.1	Sales Agency Agreement with Wellstone Securities, LLC.
(Incorporated by reference from Exhibit 1.1 of the Issuer’s Registration Statement on Form SB-2, No. 333-118613, filed August 27, 2004.)
1.3	Bond Purchase Agreement (Incorporated by reference from Exhibit 1.2 of the Issuer’s Registration Statement on Form SB-2, No. 333-118613, filed August 27, 2004.)
1.4	Common Stock Purchase Agreement (Incorporated by reference from Exhibit 1.3 of the Issuer’s Registration Statement on Form SB-2, No. 333-118613, filed August 27, 2004.)
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference from Exhibit 3.1 of the
Issuer’s Registration Statement on Form SB-2, No. 333-118613, filed August 27, 2004.)
3.2	Amended and Restated By-laws of the issuer (Incorporated by reference from Exhibit 3.2 of
Issuer’s Registration Statement on Form SB-2, No. 333-118613, filed August 27, 2004.)
4.1	Article III.A., page 1 of the Amended and Restated Articles of Incorporation and Article III of the
Amended and Restated By-laws (Reference is made to Exhibits 3.1 and 3.2.)
4.2	Form of Graduated Rate Bonds (Incorporated by reference from Exhibit 4.3 of the Issuer’s
Registration Statement on Form SB-2, No. 333-118613, filed August 27, 2004.)
4.3	Form of five-year term Bonds (Incorporated by reference from Exhibit 4.3 of the
Issuer’s Registration Statement on Form SB-2, No. 333-118613, filed August 27, 2004.)
4.4	Trust Indenture for Series B and C Certificates of Indebtedness (Incorporated by reference from
Exhibit 4.4 of Issuer’s Registration Statement on Form SB-2, No. 333-93475, filed January 14, 2000.)
4.5	Trust Indenture dated June 14, 2002 (Incorporated by reference from Exhibit 4.8 of the Issuer’s Registration Statement on Form SB-2, No. 333-91564, filed June 28, 2002.)
4.6	Trust Indenture dated April 29, 2003 (Incorporated by reference from Exhibit 4.6 of the Issuer’s Registration Statement on Form SB-2, No. 333-104810, filed April 29, 2003.)
14	Code of Ethics
21	Subsidiaries of the Issuer – the Issuer has no subsidiaries; therefore, no exhibit is attached.
24	Power of Attorney (included in the Signatures section of this report)
31	Certifications pursuant to Item 601(b) (31) of Regulation S-B
32	Certifications pursuant to 18 U.S.C. Section 1350

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

                                                                     CORNERSTONE MINISTRIES INVESTMENTS, INC. (Issuer)

                                                                     By   S/Cecil A. Brooks__________________________     March 27, 2006

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

Signature

Title

Date

S/Cecil A. Brooks                                                         Chief Executive Officer, President and

March 27, 2006

Cecil A. Brooks

Chairman of the Board of Directors

S/John T. Ottinger                                                         Vice President, Chief Operating Officer,

March 27, 2006

John T. Ottinger

Chief Financial Officer, Secretary, Treasurer

and Director (principal accounting officer)

*S/Ted Fox                                                                    Director

March 27, 2006

Ted Fox

*S/Henry Darden                                                           Director

March 27, 2006

Henry Darden

*S/Jack Wehmiller                                                        Director

March 27, 2006

Jack Wehmiller

*S/Irving B. Wicker                                                      Director

March 27, 2006

Irving B. Wicker

By: *S/Cecil A. Brooks                                               , attorney-in-fact

March 27, 2006

     Cecil A. Brooks

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

DELAND, FLORIDA 32721-1670

To The Board of Directors and Shareholders of

Cornerstone Ministries Investments, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Cornerstone Ministries Investments, Inc. as of December 31, 2004, 2003 & 2002 and the related statements of operations, changes in shareholder’s equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Ministries Investments, Inc. as of December 31, 2004, 2003 & 2002 and the results of their operations, changes in shareholder’s equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

S/ Robert N. Clemons, CPA, PA

DeLand, Florida

March 17, 2005

F-1(a)

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

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2005, 2004 and 2003
			(Consolidated-
			See Note 17)
	2005	2004	2003
REVENUES
Real estate loan and joint venture interest and fees (including	$ 14,093,734	$ 12,668,299	$ 9,319,835
$439,208 from related parties in 2005 - see Note 3)
Loan participation and other income (including $60,000 in	1,609,387	486,342	1,603,713
2005 and $25,000 in 2004 from a related party - see Note 3)

TOTAL REVENUES	15,703,121	13,154,641	10,923,548

EXPENSES
Investor interest expense	11,638,145	9,263,934	7,246,202
Loan loss expense	100,000	257,000	375,000
Marketing expenses	1,082,967	972,430	630,508
Payroll expenses	-	-	695,111
Management and advisory fees to related party (see Note 3)	1,445,264	1,290,880	318,619
Operating expenses	695,756	722,057	1,091,962

TOTAL EXPENSES	14,962,132	12,506,301	10,357,402

Income Before Provision For Income Taxes	740,989	648,340	566,146

Income Tax Provision	163,362	136,973	87,266

NET INCOME	$ 577,627	$ 511,367	$ 478,880

Basic and Diluted Earnings per Common Share	$ 0.69	$ 0.72	$ 0.92

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2005, 2004 and 2003

The statement for the year ended December 31, 2003 was part of a consolidated financial statement - see Note 17
					RETAINED
	COMMON STOCK:		PAID-IN	PREFERRED	EARNINGS	TREASURY	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	(DEFICIT)	STOCK	EQUITY

BALANCE, DECEMBER 31, 2002	530,947	$ 5,309	$3,293,641	$ -	$ (139,479)	$ -	$ 3,159,471
Net income					478,880		478,880
Common stock issued	585	6	3,794				3,800
Dividends declared					(338,172)		(338,172)
Treasury stock acquired (11,269 shares)						(73,248)	(73,248)

BALANCE, DECEMBER 31, 2003	531,532	$ 5,315	$3,297,435	$ -	$ 1,229	$ (73,248)	$ 3,230,731
Net income					511,367		511,367
Common stock issued	327,591	3,276	2,126,065				2,129,341
Common stock issuance costs paid			(46,811)				(46,811)
Common stock redeemed	(39,772)	(397)	(258,121)				(258,518)
Dividends declared					(421,353)		(421,353)
Treasury stock sold (11,269 shares)						73,248	73,248

BALANCE, DECEMBER 31, 2004	819,351	$ 8,194	$5,118,568	$ -	$ 91,243	$ -	$ 5,218,005
Net income					577,627		577,627
Common stock issued	95,962	959	622,797				623,756
Common stock issuance costs paid			(18,514)				(18,514)
Common stock redeemed	(23,399)	(234)	(151,859)				(152,093)
Dividends declared					(489,177)		(489,177)
BALANCE, DECEMBER 31, 2005	891,914	$ 8,919	$5,570,992	$ -	$ 179,693	$ -	$ 5,759,604

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003			(Consolidated -
			See Note 17)
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 577,627	$ 511,367	$ 478,880
Adjustments to reconcile net income to cash
from operations-
Depreciation and amortization	1,033,860	889,723	567,619
Loss from sale of property and equipment	-	2,534	-
Changes in-
Loans in process	(353,389)	87,631	240,516
Accrued bond interest, net	(159,317)	(12,400)	(50,921)
Bond holdings principal discount amortization	(2,241)	-	-
Accrued real estate loan/joint venture interest and deferred loan fees	(1,371,084)	(3,495,448)	(1,505,568)
(including ($348,407) in 2005 from related party loans)
Allowance for loan losses	100,000	257,000	375,000
Deferred taxes	(214,194)	(101,086)	445,676
Refundable income taxes	-	42,617	(42,617)
Investor and mortgage participation interest payable	5,090,277	3,956,610	2,613,748
Loan guarantee obligation, net of related receivables	130,000	104,000	-
Accounts and other payables	355,690	(23,185)	(14,314)
Other assets	96,293	(152,700)	22,375

NET CASH PROVIDED BY OPERATIONS	5,283,522	2,066,663	3,130,394

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made (including $2,115,438 in 2005 to related parties)	(53,699,489)	(14,682,118)	(16,377,539)
Real estate loan principal payments received (including	36,950,082	9,201,063	8,166,950
$899,338 in 2005 from related parties)
Real estate joint venture investments made	(6,575,910)	(31,367,707)	(14,180,666)
Real estate joint venture investment principal payments received	13,892,309	12,124,111	5,553,021
Bonds purchased	(12,683,580)	-	(2,500,000)
Bonds redeemed or sold	2,543,100	-	1,283,750
Property and equipment purchased	(13,157)	(9,915)	(591,749)
Proceeds from sale of property and equipment	-	1,400	-
Foreclosed real estate additions	(4,127)	-	-

NET CASH USED BY INVESTING ACTIVITIES	(19,590,772)	(24,733,166)	(18,646,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates sold	20,100,246	36,748,967	18,444,677
Investor certificates redeemed	(2,767,779)	(4,655,926)	(4,208,816)
Mortgage participation agreements sold	2,375,000	1,078,250	5,868,463
Mortgage participation agreements redeemed	(7,012,500)	-	-
Debt issue costs paid (including $20,000, $100,000 and	(1,048,132)	(1,721,571)	(1,278,850)
$75,000 to a related party)
Building mortgage proceeds	-	440,000	-
Building mortgage principal payments	(24,060)	(17,825)	(9,032)
Capital lease principal payments	(6,710)	(5,691)	(4,078)
Common stock issued, net of issuance costs	605,242	2,082,530	3,800
Common stock redeemed	(152,093)	(258,518)	-
Dividends paid	(477,430)	(324,153)	(337,725)
Treasury stock sold (acquired)	-	73,248	(73,248)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,591,784	33,439,311	18,405,191

Net change in cash and cash equivalents	(2,715,466)	10,772,808	2,889,352
Cash and cash equivalents at beginning of period	15,162,659	4,389,851	1,500,499

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 12,447,193	$ 15,162,659	$ 4,389,851

Supplemental Information-
Interest paid during the period	$ 6,595,549	$ 5,333,638	$ 4,643,972
Income taxes paid during the period	$ 105,000	$ 182,500	$ -
Non-cash transactions-
Fixed asset lease financing	$ -	$ -	$ 17,710
Investor certificates matured and re-invested	$ 151,412	$ 3,309,314	$ 3,800,364
Loan interest financed and included in loan principal (including	$ 966,250	$ 1,498,830	$ 797,589
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

Based on the terms of the loans, the Company allows borrowers with loans related to certain family housing and church properties to finance interest payments while the properties are in the development and construction phase of operations.  For the years ended December 31, the net interest payments financed were:

	2005	2004	2003
Current year interest financed	$1,398,731	$1,158,109	$805,525
Previous years’ financed interest received	(798,079)	(119,874)	(457,021)
Net financed interest	$ 600,652	$1,038,235	$348,504

On December 31, 2005, the Company had significant credit risk concentrations in the following states:

Georgia - $ 27,516,418

Florida  - $ 15,213,215

Texas   -  $ 42,396,129

South Carolina - $15,602,977

Impaired loan disclosures for the years ended December 31:

	2005	2004	2003
Number of impaired loans	4	1	1
Carrying amount at year end	$3,854,226	$263,291	$242,621
Weighted average investment – year-to-date	$3,746,612	$252,956	$237,130
Impaired loan interest income	$ 357,959	$ 24,312	$ 19,166

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

Tax-free interest income was $347,583, $329,622, and $274,095 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 10 - INCOME TAXES

The net deferred tax asset (liability) in the accompanying balance sheets includes the following components as of December 31:

	2005	2004	2003
Deferred tax assets	$345,658	$296,110	$196,917
Deferred tax liabilities	(201,821)	(366,467)	(368,360)
Net deferred tax asset (liability)	$143,837	($70,357)	($171,443)

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

Components of the Company’s income tax provision (benefit) for the years ended December 31:

	2005	2004	2003
Current: Federal	$328,478	$203,501	($332,464)
State	49,078	34,558	(25,946)
Deferred: Federal	(192,989)	(91,183)	404,711
State	(21,205)	(9,903)	40,965
	$163,362	$136,973	$87,266

Reconciliation of the Company’s income tax provision (benefit) rate to statutory federal rates for the years ended December 31:

	2005	2004	2003
Statutory federal rate	35.0%	35.0%	35.0%
Effect of graduated federal rates	(1.0%)	(1.0%)	(3.1%)
State taxes, net of federal benefit	3.7%	3.7%	3.7%
Effect of tax-free bond interest income	(15.9%)	(17.3%)	(16.5%)
Other, net	.3%	.7%	(3.7%)
Effective tax provision rate	21.1%	21.1%	15.4%

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

NOTE 15 - BUILDING MORTGAGE

	2005	2004	2003
Fidelity Bank – collateralized by rental office building	$ 161,015	$ 170,655	$ 180,194
Interest rate varies with a 7.5% maximum, currently 7.5%; monthly principal & interest payment of $1,723; matures March 1, 2006, at which time a balloon payment of $159,376 is due.
Fidelity Bank – collateralized by corporate office building	417,294	431,714	-0-
Interest rate equal to “prime + 1.5%”, currently 8.75%; monthly principal & interest payment of $4,322; matures Sept. 1, 2009, at which time a balloon payment of $351,211 is due.
Total principal outstanding at December 31	$ 578,309	$ 602,369	$ 180,194

Interest expense for the years ended December 31	$ 45,197	$ 23,898	$ 15,784

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

The estimated fair values of the Company’s financial instruments at December 31, 2005 are:

	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$12,447,193	$12,447,193
Bond holdings	$13,930,221	$13,930,221
Financial liabilities:
Investor certificates	$129,307,110	$129,307,110
Mortgage participations	$2,525,000	$2,525,000
Building mortgages	$578,309	$578,309
Capital lease obligation	$1,231	$1,231
Loan guarantee obligations	$234,000	$234,000