Form 10QSB
period 2006-09-30
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2006-11-14
CIK 1035270

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

/X/

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes   X  No__

As of September 30, 2006, there were issued and outstanding 878,907 shares of the common stock of the issuer.

Transitional Small Business Disclosure Format (Check one): Yes [  ]    No [X]

Cornerstone Ministries Investments, Inc.

Index

		Page

Form 10-QSB Title Page		1

Index		2

PART I. FINANCIAL INFORMATION

	Item 1. Financial Statements

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets as of September 30, 2006 and 2005	F-2

	Consolidated Statements of Operations for the three and nine months
	ended September 30, 2006 and 2005	F-3

	Consolidated Statements of Changes in Shareholders’ Equity
	for the nine months ended September 30, 2006 and 2005	F-4

	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2006 and 2005	F-5

	Notes to Consolidated Financial Statements	F-6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
		3

	Item 3. Controls and Procedures	8

PART II. OTHER INFORMATION

	Item 1. Legal Proceedings	9

	Item 2. Changes in Securities and Use of Proceeds	10

	Item 3. Defaults on Senior Securities	10

	Item 4. Submission of Matters to a Vote of Security Holders	11

	Item 5. Other Information	11

	Item 6. Exhibits and Reports on Form 8-K	11

Signatures		11

Certifications – Exhibits 31 and 32		11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Cornerstone Ministries Investments, Inc.

We have reviewed the accompanying consolidated balance sheets of Cornerstone Ministries Investments, Inc. as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the three-month and nine-month periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

Winter Park, Florida

November 10, 2006

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and 2005

	2006	2005
ASSETS
Cash and cash equivalents	$2,731,880	$1,303,288
Loans in process	488,671	663,344
Real estate loans, net (including $36,985,260
and $1,525,027 from related parties - see Note 4)	134,567,995	76,811,109
Real estate joint venture investments, net	18,934,910	61,591,989
Bond holdings and accrued interest	2,144,387	5,187,112
Rental property assets under construction	2,824,061	-
Property and equipment, net	805,308	775,853
Refundable income taxes	-	8,228
Deferred tax asset, net	295,070	56,585
Goodwill	450,997	450,997
Unamortized debt issue costs	3,208,723	2,754,780
Real estate held for investment	340,000	340,000
Other assets	51,089	98,607

TOTAL ASSETS	$166,843,091	$150,041,892

LIABILITIES
Investor bonds and accrued interest	$137,662,332	$138,996,526
Mortgage participations and accrued interest	4,282,577	4,952,073
Loans payable and accrued interest (including $1,602,019
and $0 to related parties - see Note 4)	17,723,703	-
Accounts and other payables (including $301,387
and $11,769 to related parties - see Note 4)	441,713	137,049
Loan guarantee obligations	273,610	71,000
Building mortgages	407,957	583,477
Capital lease obligation	-	3,013

TOTAL LIABILITIES	160,791,892	144,743,138

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, no par
value; 235,000 shares authorized, no
shares issued and outstanding	-	-
Common Stock, $0.01 par value; 10 million shares
authorized; 878,907 and 861,940
issued and outstanding	8,789	8,619
Paid in capital	5,486,577	5,386,315
Retained earnings	555,833	(96,180)

TOTAL SHAREHOLDERS' EQUITY	6,051,199	5,298,754

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$166,843,091	$150,041,892

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2006 and 2005

	3 Mo. Ended	3 Mo. Ended	9 Mo. Ended	9 Mo. Ended
	9/30/2006	9/30/2005	9/30/2006	9/30/2005
REVENUES
Real estate loan and joint venture interest and fees	$3,263,051	$3,400,044	$9,102,659	$9,919,958
Real estate loan and joint venture interest and fees
from related parties (see Note 4)	1,120,985	66,753	3,218,671	138,148
Total real estate loan and joint venture interest and fees	4,384,036	3,466,797	12,321,330	10,058,106

Loan participation and other income	92,701	162,465	477,364	832,611

TOTAL REVENUES	4,476,737	3,629,262	12,798,694	10,890,717

EXPENSES
Investor interest expense	3,005,141	2,974,148	9,022,849	8,532,551
Loan loss expense	53,000	25,000	219,000	75,000
Marketing expenses	303,874	268,581	899,126	808,542
Management and advisory fees to related party (see Note 4)	375,854	332,707	1,085,332	1,034,872
Operating expenses	317,688	157,485	636,987	540,684

TOTAL EXPENSES	4,055,557	3,757,921	11,863,294	10,991,649

Income (Loss) Before Provision For Income Taxes	421,180	(128,659)	935,400	(100,932)

Income Tax Provision (Benefit)	159,333	(80,381)	328,742	(124,652)

NET INCOME (LOSS)	$261,847	$(48,278)	$606,658	$23,720

Basic and Diluted Earnings (Loss)
per Common Share	$0.29	$(0.06)	$0.68	$0.03

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2006 and 2005

	COMMON STOCK:		PAID-IN	PREFERRED	RETAINED	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	EQUITY

BALANCE, DECEMBER 31, 2004	819,351	$8,194	$5,118,568	$-	$91,243	$5,218,005
Net income					23,720	23,720
Dividend declared					(211,143)	(211,143)
Common stock issued	60,812	608	394,670			395,278
Common stock issuance costs			(8,657)			(8,657)
Common stock redeemed	(18,223)	(183)	(118,266)			(118,449)

BALANCE, SEPTEMBER 30, 2005	861,940	$8,619	$5,386,315	$-	$(96,180)	$5,298,754

BALANCE, DECEMBER 31, 2005	891,914	$8,919	$5,570,992	$-	$179,693	$5,759,604
Net income					606,658	606,658
Dividend declared					(230,518)	(230,518)
Common stock issued	-	-	-			-
Common stock redeemed	(13,007)	(130)	(84,415)			(84,545)

BALANCE, SEPTEMBER 30, 2006	878,907	$8,789	$5,486,577	$-	$555,833	$6,051,199

CORNERSTONE MINISTRIES INVESTMENTS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2006 and 2005
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 606,658	$ 23,720
Adjustments to reconcile net income to cash from operations-
Depreciation and amortization	851,813	754,166
Gain from sale of property and equipment	(51,540)	-
Changes in-
Loans in process	(104,409)	(632,471)
Accrued bond holdings interest and discount amortization	196,984	15,704
Refundable income taxes	-	(8,228)
Accrued real estate loan/joint venture interest and deferred loan fees
(including ($659,457) and ($261,305) for related party loans)	(3,155,623)	(2,492,041)
Allowance for loan losses	219,000	75,000
Deferred taxes	(151,233)	(126,942)
Investor bond and mortgage participation interest payable	2,158,205	3,712,515
Loan guarantee obligation, net of related receivables	39,610	(33,000)
Accounts and other payables	(23,895)	(107,572)
Other assets	21,131	69,513

NET CASH PROVIDED BY OPERATIONS	606,701	1,250,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made (including $12,387,727 and $1,432,817 to related parties)	(64,709,145)	(31,435,690)
Real estate loan principal payments received (including
$14,411,398 and $0 from related parties)	38,632,408	9,829,876
Real estate joint venture investments made	(3,385,406)	(3,693,644)
Bond holdings purchased	-	(1,219,290)
Bond holdings redeemed or sold	11,974,400	30,600
Rental property assets under construction purchased	(2,824,061)	-
Property and equipment purchased	(5,485)	(10,917)
Proceeds from sale of property and equipment	272,362	-

NET CASH USED BY INVESTING ACTIVITIES	(20,044,927)	(26,499,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor bonds sold	1,591,589	16,416,473
Investor bonds redeemed	(9,136,761)	(1,753,744)
Mortgage participation agreements sold	1,904,940	150,000
Mortgage participation agreements redeemed	(181,663)	(2,400,000)
Debt issue costs paid	(1,279,512)	(790,321)
Loans payable proceeds (including $1,589,000 and $0 from related party)	17,589,000	-
Building mortgage principal payments	(170,352)	(18,892)
Capital lease principal payments	(1,231)	(4,928)
Common stock redeemed	(84,545)	(118,449)
Common stock issued, net of issuance costs	-	386,621
Dividends paid	(508,552)	(477,430)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,722,913	11,389,330

Net change in cash and cash equivalents	(9,715,313)	(13,859,371)
Cash and cash equivalents at beginning of period	12,447,193	15,162,659

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,731,880	$ 1,303,288

Supplemental Information-
Interest paid during the period	$ 6,900,836	$ 4,854,485
Income taxes paid during the period	$ 758,000	$ 105,000
Non-cash transactions-
Investor bonds matured and re-invested	$ 3,243,765	$ 151,412
Loan interest financed and included in loan principal (including	$ 3,291,365	$ 966,935
$384,125 and $47,360 on related party loans)

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements include the accounts of Cornerstone Ministries Investments, Inc. and its majority owned subsidiaries (collectively “the Company”).  All material intercompany transactions have been eliminated in these Consolidated Financial Statements.  The Company originates and purchases mortgage loans.  The Company offers specialized loan programs for churches, non-profit or for-profit sponsors of senior housing facilities and non-profit or for-profit sponsors of affordable/low income or age-restricted housing projects.  The Company also invests in other real estate projects for the purpose of selling at a profit or leasing.  Substantially all of the Company’s loans and investments are in projects located in the southeastern and southwestern United States.

Cash and cash equivalents include bank accounts and short-term certificates with original maturities of 90 days or less.

Real estate loans and senior housing loans classified as real estate joint venture investments include unpaid principal and accrued interest balances net of deferred loan fees and unearned discounts, less an allowance for loan losses.  Interest income is recognized monthly on the accrual basis in accordance with loan terms.  Interest income is recognized on the cash basis for loans with a recorded impairment loss (other than restructured loans) and the possibility of future loss considered remote.  If the possibility of future loss is probable, then interest income is not recognized and interest payments are credited to outstanding loan principal.  Loan origination fees are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method.   Amortization of deferred loan fees is discontinued when a loan is placed on non-accrual status.  Interest income and loan fees recognized from real estate loans and senior housing loans classified as real estate joint venture investments are reported as “Real estate loan and joint venture interest and fees” in the accompanying Consolidated Statements of Operations.

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

The Company is guarantor on certain loans secured by church, senior housing, single family and affordable apartment facilities which are owned by various Company borrowers.  A loan guarantee obligation is recognized based on the loan guarantees estimated fair value.  The Company normally charges the loan guarantee’s fair value to the respective borrower as compensation for the Company’s risk and payment is expected within 30 days of the guarantee’s origination or modification date.  Unpaid amounts are classified as “Loan guarantee receivables” in the accompanying Consolidated Balance Sheets.  If the loan guarantee’s fair value is not charged to the respective borrower, deferred loan fees related to the borrower’s loan with the Company are reduced by the guarantee’s fair value.  The reduced deferred loan fees are amortized to earnings over the life of the loan.  Loan guarantee obligations are analyzed at the end of each quarter and if the fair value of the loan guarantee has declined, the carrying amount of the obligation is reduced and credited to earnings.

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

Management uses estimates and assumptions in preparing these Consolidated Financial Statements in accordance with generally accepted accounting principles.  The estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses.  Actual amounts may vary from the estimates that are used.

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

NOTE 2 – PROPERTY AND EQUIPMENT

At September 30, property and equipment is composed of:

	2006	2005
Office Condominiums	$550,116	$797,554
Church property	290,679	-0-
Office Computers, Furnishings,
Software & Equipment	147,336	127,385
Vehicles	30,351	30,351
Capital lease – phone system	-0-	17,710
Less: Accumulated depreciation	(213,174)	(197,147)
Property and equipment, net	$805,308	$775,853

Depreciation expense – three months	$10,887	$16,130
Depreciation expense – nine months	$32,170	$47,284

In 2006, the Company sold its office condominiums which were being leased to a third party.  The net proceeds received at closing were $272,362.  The carrying value of the property sold was $220,822; therefore, a $51,540 gain was recognized from this sale.  With the closing proceeds, the Company paid off the $160,332 in outstanding principal on the mortgage loan that secured the property.

In 2006, the Company began leasing the Dade City, FL church property to a new church congregation for $2,500 per month.  The lease is a month-to-month lease.  This property was acquired by the Company in 2005 through a loan foreclosure and is valued at the carrying amount of the foreclosed loan.  The Company has received $15,000 in rental revenue in 2006 from this property.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Leases

During March 2003, the Company entered into a capital lease for a new telephone system at the Company’s headquarters.  In March 2006, the Company made its last payment and the asset is now owned by the Company.  The lease was originally recorded at the asset’s fair value and amortized over three years using the straight-line method.  Interest expense was calculated based on the implied interest rate in the lease.  The lease payment, including principal, interest and sales tax, was $672 per month.  Amortization expense was $0 and $1,476 for the three months and $984 and $4,427 for the nine months ended September 30, 2006 and 2005, respectively.  Interest expense was $0 and $172 for the three months and $25 and $721 for the nine months ended September 30, 2006 and 2005, respectively.  There are no future minimum lease payments as of September 30, 2006.

Loan Commitments

The Company makes loan commitments in connection with certain real estate loans and joint venture investments that include funding for project development, building construction, renovations, lease-up operations, financed interest and other amounts that the borrower may draw upon in accordance with the loan agreement.  For existing loans, the Company has $32,504,000 in approved, unused loan commitments for real estate loans and $402,000 for real estate joint venture investments as of September 30, 2006.  The Company also has two new approved real estate loan commitments totaling $2,810,000 as of September 30, 2006 which the Company expects to fund next quarter.

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

For the three and nine months ended September 30, the Company paid CCA as follows:

	Three Months		Nine Months
	2006	2005	2006	2005
Management Fees	$375,854	$332,707	$1,085,332	$1,034,872
Loan Origination Fees	512,100	268,500	1,219,425	333,954
	$887,954	$601,207	$2,304,757	$1,368,826

As of September 30, 2006 and 2005, the Company owed CCA $301,387, and $11,769, respectively under this agreement.

Cornerstone Capital Advisors, Inc. – Office Lease

Effective August 1, 2004, the Company and CCA entered into a lease agreement whereby CCA is leasing the Company’s corporate office building and office/computer equipment in Cumming, GA.  The lease payment is $5,000 per month.  The initial lease term ended on August 31, 2005, after which time the lease converted to a month-to-month lease.  The Company’s cost basis in the office building and office/computer equipment is approximately $620,000.  The Company received $15,000 and $45,000 from CCA under the terms of this lease during the three and nine month periods ending September 30, 2006 and 2005, respectively.

Cornerstone Direct Public Offerings, LLC

The Company has contracted with Cornerstone Direct Public Offerings, LLC (“CDPO”) to provide services for the filing of SB-2 Registration Statements with the Securities and Exchange Commission.  Two of the Company’s directors serve on the board of directors of CDPO’s majority owner, Foundation for Christian Communities Development, Inc.  Prior to 2005, the base service fee was $75,000 per filing payable in installments during the filing process.  For filings made in 2006 the Company intends to use CDPO only for the state filing portion of its registrations, which will reduce CDPO’s service fee.  The fee schedule has not been finalized as of September 30, 2006.  No amounts were owed to CDPO as of September 30, 2006 and 2005.

Loans made to subsidiaries of Cornerstone Group Holdings, Inc.

During 2005, two loans were made to wholly owned subsidiaries of Cornerstone Group Holdings, Inc (“CGH”).  At the time that these loans were originated, two of the Company’s directors served as directors of CGH.    The two loans were made at similar terms to that of the Company’s third-party loans.

During 2006, the Company originated six loans to entities that are majority or wholly owned subsidiaries of CGH.  All of the loans accrue interest at 10% per annum and mature at various dates during 2007.  All of the loans were made at similar terms to that of the Company’s third-party loans.  A summary of all loans to CGH subsidiaries as of September 30, 2006 is as follows:

	Principal	Purpose
Cushman Apartments, LP	$ 1,939,787	Acquisition/renovation of affordable apartments/condos
Meridian Housing, LLC	627,694	Acquisition/development of affordable apartments/housing
Preston Pointe Apartments, LP	4,544,281	Construction of low income housing tax credit apartments
Preston Ridge, LLC	739,418	Acquisition/construction of affordable single family housing
Ashton Park Apartments, LP	446,554	Acquisition of land for low income tax credit apartments
River Run Apartments, LLC	1,202,785	Acquisition/construction of market rate apartments
Cambridge Place, LLC	497,196	Acquisition/construction of affordable single family housing
Madison Pointe, LLC	283,884	Acquisition/construction of affordable single family housing
Total	$ 10,281,599

During the third quarter of 2006, both of the Company directors who also served as directors of CGH resigned their positions on the CGH board.

Loan to Wellstone Retirement Communities I, LLC

In December 2005, the Company’s two largest borrowers sold eight senior housing properties to Wellstone Retirement Communities I, LLC (“WRC”) which is managed by Cornerstone Capital Advisors, Inc. (“CCA”), which also serves as the Company’s manager.  Also, two of the Company’s directors are directors for CCA.  As a result of this transaction, the Company received $60,677,668 in loan principal and $2,512,500 in bond holdings principal.  The Company immediately supplied subordinated financing of $37,901,607 at 9.5% interest and a two year maturity to WRC to purchase the property.  This loan is included in “Real estate loans, net” on the accompanying September 30, 2006 Consolidated Balance Sheet.  Approximately $10,151,000 in equity was contributed to WRC by independent accredited investors with the remaining $64,077,000 needed to purchase the properties supplied by third party financing as a first mortgage on the properties purchased.

On January 31, 2006, an additional senior housing property was sold by Sage Living Centers, Inc. to WRC.   The Company received $11,974,400 in bond holdings principal and immediately supplied an additional $1,548,796 in subordinated financing to WRC.  WRC also received an additional $10,922,801 in third party financing at this time.

The WRC outstanding loan principal balance on September 30, 2006 was $26,019,908.

Loan to Castleberry Properties, LLC

In March 2006, the Company originated a loan to Castleberry Properties, LLC (“Castleberry”) for the acquisition of land that will be developed into an office park.  Cornerstone Capital Advisors, Inc., the Company’s manager, is a 50% owner of Castleberry.  As of September 30, 2006, the loan principal outstanding is $732,059 and Cornerstone Capital Advisors, Inc. has contributed $172,000 in equity into Castleberry.  The loan’s maximum commitment is $932,000.

Loan payable to Wellstone Investment Fund, LLC

In August 2006, the Company borrowed $1,589,000 from Wellstone Investment Fund, LLC (“WIF”) under a revolving line of credit agreement.  Cornerstone Capital Advisors, Inc, the Company’s manager, is also the manager for WIF.  As of September 30, 2006 the loan principal and interest due to WIF was $1,602,019.  See Note 16 for additional information on this loan payable.

NOTE 5 - REAL ESTATE LOANS

At September 30, the Company had Real Estate Loans outstanding as follows:

	2006	2005
Family housing development loans	$104,107,521	$48,281,461
Church mortgage loans	6,471,164	9,221,703
Senior housing mortgage loans	27,112,962	19,861,474
Total principal	19,861,674	77,364,638
Accrued Interest	902,249	818,374
Unearned Loan Fees	(3,074,901)	(664,903)
Allowance for loan losses	(951,000)	(707,000)
Total Real Estate Loans	$134,567,995	$76,811,109

These loans mature as follow: 2006 - $9,599,814; 2007 - $100,677,687; 2008 - $26,825,143; 2009 - $589,003; 2010 and beyond - $0.  Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

In 2005, the Company originated a loan with a for-profit entity that did not have enough equity to absorb all of its estimated expected losses.  The Company is not considered the primary beneficiary since the entity’s equity guarantees and subordinated debt is sufficient to absorb the majority of its estimated expected losses.  The loan’s carrying amount on September 30, 2006 was $627,694.

In September 2006, Senior Housing Services, Inc. (a non-profit entity) and its subsidiaries sold its ownership interests in seven family housing projects to Wellstone LLC, a for-profit entity formed by the project’s third-party management group.  As part of the purchase agreement, Wellstone LLC assumed all of the Company’s outstanding real estate loans on these projects.  Wellstone LLC is considered a variable interest entity because it does not have enough equity investment at risk to permit it to finance its activities without additional subordinated financial support.  The Company is not considered the primary beneficiary since Wellstone LLC’s subordinated financial instruments are sufficient to absorb the majority of its estimated expected losses.  The Company’s seven loans to Wellstone LLC had a total carrying amount of $53,497,922 as of September 30, 2006.

Based on the terms of the loans, the Company allows borrowers with loans related to certain family housing and church properties to finance interest payments while the properties are in the development and construction phase of operations.  For the nine months ended September 30, the net interest payments financed were:

	2006	2005
Current year interest financed	$3,481,243	$863,570
Previous years’ financed interest received	(1,162,841)	(270,884)
Net financed interest	$2,318,402	$592,686

On September 30, 2006, the Company had significant credit risk concentrations in the following states:

Georgia -	$29,834,390
Florida -	$11,565,849
Texas -	$59,574,535
South Carolina -	$28,953,890

Impaired loan disclosures for the nine months ended September 30:

	2006	2005
Number of impaired loans	1	3
Carrying amount	$288,523	$3,157,345
Weighted average investment – year-to-date	$283,950	$3,075,826
Impaired loan interest income – three months	$ 6,825	$ 74,254
Impaired loan interest income –nine months	$ 22,463	$ 220,339

No allowance for specific impaired loan loss has been recorded because the carrying amount of the impaired loans as of September 30, 2006 and 2005 was less than the present value of their expected future cash flows.

NOTE 6 – REAL ESTATE JOINT VENTURE INVESTMENTS

As of September 30, certain of the Company’s mortgage loans on senior housing facilities are classified as real estate joint venture investments, as follows:

Location	2006	2005
McKinney, TX	$ -0-	$ 5,712,492
St. Petersburg, FL	6,891,521	5,045,334
Lewisville, TX	545,000	10,617,954
Garland, TX	-0-	6,526,957
Chattanooga, TN	6,212,187	5,700,992
San Antonio, TX	3,442,502	12,671,957
Winter Haven, FL	-0-	5,990,625
Bryan, TX	-0-	3,266,317
Edmond, OK	1,693,115	5,481,201
Total principal outstanding	18,784,325	61,013,829
Accrued interest	150,585	697,012
Unearned loan fees	-0-	(118,852)
Allowance for loan losses	-0-	-0-
Real estate joint venture investments, net	$18,934,910	$61,591,989

All of the loans mature in 2007.  Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

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

In accordance with loan terms, the Company allows certain borrowers to finance interest payments while their facilities are in the construction or renovation phase of operations.  For the nine months ended September 30, the net interest payments financed were as follows:

	2006	2005
Current year interest financed	$996,109	$374,249
Previous years’ financed interest received	(23,146)	-0-
Net financed interest	$972,963	$374,249

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

One real estate joint venture investment loan was considered impaired as of September 30, 2006. The impaired loan’s carrying amount as of September 30, 2006 and its average carrying amount for the first nine months of 2006 were $6,263,207 and $6,189,189, respectively.   A total of $438,365 in interest was earned in the first nine months of 2006 from this loan.  The loan’s collateral is appraised at $7,400,000; therefore, no loan loss allowance has been established.  No real estate joint venture investment loans were considered impaired as of September 30, 2005.

NOTE 7 – ALLOWANCE FOR LOAN LOSSES

For the nine months ended September 30, 2006 and 2005, a summary of changes in the allowance for loan losses by loan type is as follows:

				Real Estate
		Family	Senior	Joint Venture
	Church	Housing	Housing	Investments	Total
Balance – 12/31/04	$ -0-	$632,000	$ -0-	$ -0-	$632,000
Loan loss expense	-0-	75,000	-0-	-0-	75,000
Charge-offs	-0-	-0-	-0-	-0-	-0-
Recoveries	-0-	-0-	-0-	-0-	-0-
Balance –9/30/05	$ -0-	$707,000	$ -0-	$ -0-	$707,000

Balance – 12/31/05	$ -0-	$732,000	$ -0-	$ -0-	$732,000
Loan loss expense	-0-	219,000	-0-	-0-	219,000
Charge-offs	-0-	-0-	-0-	-0-	-0-
Recoveries	-0-	-0-	-0-	-0-	-0-
Balance - 9/30/06	$ -0-	$915,000	$ -0-	$ -0-	$951,000

Components of allowance for loan losses at September 30:

	2006	2005
Collective loan losses-
Historical experience	$ -0-	$ -0-
Current credit risk assessment	951,000	707,000
Total collective loan losses	951,000	707,000
Specific impaired loan losses	-0-	-0-
Total allowance for loan losses	$951,000	$707,000

The Company has never incurred a loan loss charge-off; therefore, there is no collective loan loss allowance related to the Company’s historical experience.  For the three and nine months ended September 30, 2006 and 2005, the charges to loan loss expense were due to an increase in the principal outstanding on Family Housing loans.

NOTE 8 – RENTAL PROPERTY ASSETS UNDER CONSTRUCTION

In September 2006, the Company purchased an 89% ownership interest in Heron Lakes, LLC (“Heron Lakes”).  Heron Lakes is developing property in Spartanburg, SC for use as market-rate apartments.  Construction is expected to start in December 2006.  A United States Department of Housing and Urban Development (“HUD”) backed loan is expected to be used for construction and permanent financing.  As of September 30, 2006, the following costs are included in this asset:

Land                        $2,427,870

Development costs      223,761

Capitalized interest         8,035

Loan issue costs          164,395

                               $2,824,061

NOTE 9 - GOODWILL

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

NOTE 10 - UNAMORTIZED DEBT ISSUE COSTS

Unamortized debt issue costs consist of legal, accounting, and filing costs incurred to register the Company’s debt securities, commissions paid or accrued on the sale of debt securities, and loan fees and costs associated with the Company’s loan from Bernard National.  These costs are amortized on a straight-line basis over the period the associated securities/loan are outstanding, generally five years for bonds and three years for the Bernard National loan.  At September 30, 2006, unamortized debt issue costs consist of:

Costs incurred to obtain Bernard National loan	$1,047,771
Costs incurred to register debt securities	958,323
Commissions paid on the sale of debt securities	4,898,969
Less: Accumulated Amortization	(3,696,340)
$3,208,723

Amortization expense was $305,624 and $242,933 for the three months and $848,749 and $706,881 for the nine months ended September 30, 2006 and 2005, respectively.  Estimated amortization expense for the next five years:

10/2006 – 9/2007: $1,294,834

10/2008 – 9/2009: $769,133

10/2010 – 9/2011: $41,561

10/2007 – 9/2008: $943,101

10/2009 – 9/2010: $160,094

NOTE 11 - BOND HOLDINGS

Bond holdings at September 30 consist of-	2006	2005
St. Lucie Co., FL Subordinated Revenue Bonds:
Maturity 7/1/2036	$ -0-	$2,325,000
Maturity 10/1/2036	-0-	2,700,000
Undivided 50% interest sold to investor	-0-	(2,512,500)
Net investment in St.Lucie Co., FL bonds	-0-	2,512,500
Largo, FL Subordinated Revenue bonds:
Matures 10/1/2033	-0-	2,440,000
Undivided interest sold to investors	-0-	(1,195,600)
Net investment in Largo, FL bonds	-0-	1,244,400
Local Church Bonds, maturing 2013	1,961,507	1,219,683
Cost and fair value of bond holdings	1,961,507	4,976,583
Accrued interest receivable	182,880	210,529
	$2,144,387	$5,187,112

The bonds are not traded on an exchange; however, management estimates, based on discounted expected cash flows or the fair value of the collateral that the fair value of the individual securities is greater than or equal to their carrying amount.  Accordingly, no unrealized holding gains or losses have been recorded in 2006 or 2005.

The local church bonds are considered impaired by the Company due to non-payment of interest.  The Company is working closely with the borrowers to resolve this situation.  As stated above, no unrealized holding loss has been recorded because the Company estimates that the bond’s collateral value exceeds its current carrying amount.

The local church bonds are recorded net of $52,493 in unamortized bond discounts.  The face amount of the bonds is $2,014,000.  During the three and nine months ended September 30, 2006, $1,895 and $5,867 in bond discounts, respectively, were credited to interest income.

Proceeds from the sale or maturity of bonds were $11,974,400 and $30,600 for the nine months ended September 30, 2006 and 2005, respectively. No realized gains or losses were recognized in either period.  The Company uses the specific identification method to determine realized gains and losses.

Tax-free interest income was $0 and $95,213 for the three months and $75,359 and $259,270 for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 12 - INCOME TAXES

The net deferred tax asset (liability) in the accompanying balance sheets includes the following components as of September 30:

	2006	2005
Deferred tax assets	$444,497	$407,188
Deferred tax liabilities	(151,427)	(350,603)
Net deferred tax asset (liability)	$295,070	$ 56,585

The deferred tax liabilities result from the use of accelerated depreciation methods for property and equipment and from using the installment method for tax accounting.  The deferred tax assets result from tax versus financial reporting differences in accounting for allowance for loan losses and from differences in the amortization of debt issue and start-up costs.  The Company estimates that future taxable income will be sufficient to realize the net deferred tax assets; therefore, no valuation allowance was provided for as of September 30, 2006 and 2005.

Components of the Company’s income tax provision (benefit) for the three and nine months ended September 30:

	Three Months		Nine Months
	2006	2005	2006	2005
Current: Federal	$183,340	-0-	$429,921	$ -0-
State	20,145	(4,450)	50,054	2,290
Deferred: Federal	(39,781)	(74,113)	(136,314)	(121,816)
State	(4,371)	(1,818)	(14,919)	(5,126)
	$159,333	($80,381)	$328,742	($124,652)

Reconciliation of the Company’s income tax provision (benefit) rate to the statutory federal rate for the three and nine months ended September 30:

	Three Months		Nine Months
	2006	2005	2006	2005
Statutory federal rate	35.0%	(35.0%)	35.0%	(35.0%)
Effect of graduated federal rates	(1.0%)	1.0%	(1.0%)	1.0%
State taxes, net of federal benefit	3.7%	(3.7%)	3.7%	(3.7%)
Effect of tax-free bond interest income	-	(25.9%)	(2.7%)	(87.3%)
Other, net	(.1%)	1.1%	.1%	1.5%
Effective tax provision (benefit) rate	37.8%	(62.5%)	35.1%	(123.5%)

Current income taxes payable were $90,263 and $0 as of September 30, 2006 and 2005, respectively, and are included in “accounts and other payables” in the accompanying Consolidated Balance Sheets.

NOTE 13 - CASH CONCENTRATION RISK

A cash concentration risk arises when the Company has more cash in a financial institution than is covered by federal deposit insurance. At September 30, 2006, the Company had cash in excess of insured limits totaling $2,523,740.  The Company’s policy is to place its cash investments with high quality financial institutions and has never experienced any loss on holdings in excess of insured limits.

NOTE 14 - INVESTOR BONDS

The Company has three types of bonds outstanding:

Access bonds have no stated maturity and are due on demand.  The minimum investment amount is $100.  The interest rate is determined by the Board of Directors each quarter.  The directors may change the rate between quarters if market conditions warrant such a change.  The current interest rate is 5%.

Graduated rate bonds can be redeemed yearly and have a five year maximum maturity.  The minimum investment amount is $500.  The interest rate increases based on the length of time that the bond is outstanding.  For bonds sold prior to 2004 the rate starts at 7% and increases .5% for each year the bond is outstanding with a 9% maximum rate.  Bonds (Series E & F) sold in 2004 and 2005 have an initial interest rate of 6.25% and increase .5% for each year the bond is outstanding with an 8.25% maximum rate.  Series G bonds do not include graduated rate bonds.

Five year bonds have a five year maturity and a $500 minimum investment.  The interest rate is 9% for bonds sold prior to 2004 and 8.25% for bonds (Series E, F & G) sold in 2004 and thereafter.

The bonds are not collateralized and no sinking fund is required to fund redemptions at maturity.  All of the bonds have been registered with the Securities and Exchange Commission under the Securities Act of 1933.

Five year schedule of principal maturities for bonds outstanding at September 30:

Years to Maturity On demand & 1 year 2 3 4 5+ Total Principal	2006 $ 45,458,555 18,005,845 35,528,488 17,933,696 4,835,354 $121,761,938	2005 $ 22,656,748 26,447,434 26,364,802 30,532,001 20,636,387 $ 126,637,372

At September 30, 2006 and 2005, accrued interest payable was $15,900,394 and $12,359,154, respectively.  Interest rates for bonds outstanding at September 30, 2006 are:

5.00% - $988,621

7.25% - $2,305,985

  9.00% - $55,592,667

6.25% - $592,682              8.25% - $58,282,538

6.75% - $1,309,547

8.50% - $2,689,898

On August 27, 2004, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $20,000,000 of its Series F Investor Bonds along with $9,750,000 of its Common Stock.  The Securities and Exchange Commission notified the Company that it would not complete a full review of the registration statement.  The registration statement became effective on November 1, 2004 and the Company started to sell securities registered in this statement in January 2005.  For the nine months ended September 30, 2005, the Company sold $16,416,473 in bonds and $395,278 in Common Stock (60,812 shares at $6.50 per share).

The Company filed a new registration statement with the Securities and Exchange Commission in February 2006 with $60,000,000 in Series G Investor Bonds and $32,500,000 in Common Stock available for issuance.  The terms of the Series G Investor Bonds are similar to the Series E and F bonds.  The registration statement became effective on September 11, 2006 and the Company began to sell securities on September 25, 2006.  For the nine months ended September 30, 2006, the Company sold $1,591,589 in bonds and $84,545 in Common Stock (13,007 shares at $6.50 per share).

NOTE 15 – MORTGAGE PARTICIPATION AGREEMENTS

In 2003, the Company began selling Mortgage Participation (“MP”) Agreements.  The MP Agreements have not been registered and therefore, are only available to accredited investors.  The agreements are collateralized by specific loans owned by the Company and entitle the investor to a proportionate share of the interest earned on the collateral.  Interest is paid monthly to the MP investor after the Company receives interest payments on related the collateralized loans.  The agreements have no stated maturity date.  Principal payments are made when the Company receives principal payments on the collateralized loans.  Losses that the Company may incur on the collateralized loans are shared pro-rata with the MP Agreement holders.  The Company has the right but not the obligation to redeem the MP Agreements at any time.  The MP Agreement investors do not have the right to sell or repledge their interest in the underlying collateral.  Interest expense related to MP Agreements was $106,859 and $122,812 for the three months and $277,536 and $380,246 for the nine months ended September 30, 2006 and 2005, respectively.  MP Agreement principal and interest outstanding and related collateral as of September 30, 2006:

	MP Amount	Total Collateral
	Outstanding	Carrying Amount
Bluffton, SC family housing loan; matures 4/15/07
with no available extensions	$4,248,277	$4,901,830
Accrued interest payable	34,300
	$4,282,577

The loan which collateralizes the MP Agreements is classified as a real estate loan in the accompanying Consolidated Balance Sheets.  The total carrying amount is equal to the loan’s principal plus accrued interest.

NOTE 16 – LOANS PAYABLE

Outstanding at September 31, 2006:
Wellstone Investment Fund, LLC	$ 1,589,000
Interest rate – 10%; matures 12/31/06
Bernard National Senior Funding, Ltd	16,000,000
Interest rate equal to the greater of 8.5%
or LIBOR + 3.5% – currently 8.82%;
matures August 31, 2009
Principal outstanding	17,589,000
Interest payable	134,703
Total principal & interest outstanding	$17,723,703

Interest expense for the three and nine months ended September 30, 2006 was $138,103.

The Wellstone Investment Fund, LLC loan is a short-term uncollateralized revolving line of credit loan.  Interest-only payments are due monthly and the principal is due on the maturity date (December 31, 2006).

The Bernard National Senior Funding, Ltd. (“Bernard”) loan is a $40,000,000 revolving credit facility.  The loan is secured by 19 of the Company’s first mortgage real estate loans.  Interest-only payments are due monthly.  No principal payments are due until the maturity date unless certain loan to value ratio minimums (as defined in the agreement) are not met.  If these ratio minimums are not met, the Company is required to make a payment which would decrease the loan amount outstanding to an amount which would then allow the Company to meet the loan to value ratio minimums.  As of September 30, 2006 the loan to value ratio minimums have been met.

As part of the Bernard transaction, the Company formed a wholly-owned subsidiary, CMI Asset Pool I, LLC (“CAP”), and contributed the 19 first mortgage loans to CAP.  These loans were then pledged as collateral to Bernard as security for the revolving credit facility.  The assets, liabilities and results of operations for CAP are included in these Consolidated Financial Statements.

NOTE 17 - GUARANTEES

The Company is guarantor on nine loans secured by senior housing, low income housing, affordable family housing and church facilities.  Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require the Company to guarantee the loan as a condition of the extension of the loan by the financial institution.  The loan guarantees are solely limited to amounts drawn under credit facilities and cover outstanding principal and accrued interest and terminates upon maturity and principal repayment or at project stabilization (as defined by the agreement).  Only upon an uncured payment default and upon demand by the financial institution would the Company be required to perform under its guarantee obligations.  The Company’s recourse would be limited to repossession of the underlying collateral and subsequent resale of the facilities.  As of September 30, 2006, all loans which had a guarantee were current based on their loan terms.  Loan guarantees as of September 30, 2006:

	Renewal/			Current	Loan
	Origination	Maturity	Maximum	Principal	Guarantee
Location	Date	Date	Guarantee	Outstanding	Obligation
Charleston, SC	12/30/05	4/1/08	$11,500,000	$11,500,000	$92,000
Beaufort, SC	12/30/05	4/1/08	8,850,000	8,850,000	71,000
Blythewood, SC	8/25/06	8/25/08	250,000	250,000	3,750
Seneca, SC	9/08/06	9/08/06	860,000	860,000	12,900
Spartanburg, SC	9/26/06	9/26/06	925,000	925,000	13,875
Dallas, TX (church)	5/16/06	5/16/09	219,000	219,000	2,153
Dallas, TX (church)	6/09/06	6/9/2009	331,661	331,661	3,215
Dallas, TX (church)	8/24/06	8/24/06	371,700	371,700	3,717
St. Petersburg, FL	12/18/04	8/15/06	7,347,300	6,881,840	71,000
			$30,654,661	$30,189,201	$273,610

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

NOTE 18 - BUILDING MORTGAGES

	2006	2005
Outstanding at September 30 :	$ -0-	$163,073
Fidelity Bank – collateralized by rental office building
Interest rate varies with a 7.5% maximum,
loan was paid off in February, 2006.
Fidelity Bank – collateralized by corporate office building	407,957	420,404
Interest rate equal to “prime + 1.5%”, currently 9.75%; monthly principal & interest payment of $4,322; matures Sept. 1, 2009, at which time a balloon payment of $351,211 is due.
Total principal outstanding	$407,957	$583,477

Interest expense - three months	$ 10,475	$ 11,441
Interest expense - nine months	$ 31,522	$ 32,482

Estimated annual principal payments: 2006 - $6,645; 2007 - $17,437; 2008 - $19,026; 2009 - $364,849.

NOTE 19 - SERIES A CONVERTIBLE PREFERRED STOCK

In 2001, the Company amended its Articles of Incorporation to provide for the issuance of up to 235,000 shares of Series A Convertible Preferred Stock.  The shares do not accrue dividends unless such dividends are declared by the Board of Directors.  The shares entitle the preferred shareholder to have one vote per share, presently equal to the voting rights of Common shareholders.  Each share is convertible, after 3 years, into shares of Common Stock based on a formula.  No Series A Convertible Preferred Stock was outstanding on September 30, 2006 and 2005.

NOTE 20 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share for the three and nine months ended September 30, 2006 and 2005 have been calculated as follows:

		Three Months	Nine Months
2005	Net Income (Loss)	($48,278)	$ 23,720
	Average Common Shares Outstanding	844,269	826,794
	Earnings (Loss) per Common Share	($ 0.06)	$ 0.03
2006	Net Income	$261,847	$606,658
	Average Common Shares Outstanding	884,682	886,437
	Earnings per Common Share	$ 0.29	$ 0.68

Diluted earnings (loss) per share are the same as basic earnings (loss) per share because there are no shares of Series A Convertible Preferred Stock outstanding.  Other than the Series A Convertible Preferred Stock, there are no other potentially dilutive securities, stock options or warrants outstanding.

NOTE 21 – MAJOR CUSTOMERS

The Company received more than 10% of its total revenue for the nine months ended September 30, 2006 from the following customers:

	Amount	%	Description of Revenue Received
Senior Housing Services, Inc
and its subsidiaries	$6,826,830	53.3%	Interest and fees from real estate joint
			venture investments and real estate loans

Wellstone Retirement
Communities I, LLC	2,392,283	18.7%	Interest and fees from a real estate loan

	$9,219,113	72.0%

Senior Housing Services, Inc. and its subsidiaries (“SHS”) is not a related party.  SHS neither directly or indirectly controls, is controlled by, nor is under common control of the Company.  There is not common ownership interest, officers, or directors and the Company does not have the power to direct or significantly influence the management or operating policies of SHS.

In September 2006, SHS sold its 100% ownership interests in seven family housing projects to Wellstone LLC, a company formed by the project’s third-party management group.  As part of the purchase agreement, SHS received a preferred minority equity interest in Wellstone LLC.  Wellstone LLC assumed all of the Company’s outstanding loans related to the seven projects that they purchased from SHS.

Wellstone Retirement Communities I, LLC is managed by the Company’s manager, Cornerstone Capital Advisors, Inc.

NOTE 22 – FINANCIAL INSTRUMENTS

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

The estimated fair values of the Company’s financial instruments at September 30, 2006 are:

	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 2,731,880	$ 2,731,880
Bond holdings	$ 1,961,507	$ 1,961,507
Financial liabilities:
Investor bonds	$121,761,938	$121,761,938
Mortgage participations	$ 4,248,277	$ 4,248,277
Building mortgages	$ 407,957	$ 407,957
Loan guarantee obligations	$ 273,610	$ 273,610

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Selected financial data.

Please read the following selected financial data in conjunction with the rest of this “Management’s Discussion and Analysis or Plan of Operation” and with our financial statements and related notes in this filing.

	Nine months ended September 30,

	2006	2005
Revenues	$12,798,694	$10,890,717

Investor interest expense	9,022,849	8,532,551
Loan loss expense	219,000	75,000
Marketing expenses	899,126	808,542
Management/advisory fees	1,085,332	1,034,872
Operating expenses	636,987	540,684
Total expenses	11,863,294	10,991,649
Operating income (loss)	935,400	(100,932)
Income tax provision (benefit)	328,742	(124,652)
Net income	$606,658	$23,720

Overview of operations.

We have always focused on serving non-profit organizations.  We offer specialized programs for church and other non-profit sponsors of senior housing and affordable/moderate income and age-restricted housing programs.  Nearly all of our earnings prior to 2001 came from financing church facilities.  During the last quarter of 2000, we began to realize revenues from investment in senior and affordable/moderate income housing projects. During the last quarter of 2004, we began to make loans to for-profit sponsors of affordable and low-income housing projects and in 2005 we began making loans to for-profit owners of senior housing facilities and age restricted for-sale housing projects.  We generate revenue from:

•

interest on loans

•

origination and renewal fees on loans

•

loan participation income

•

interest on securities

We currently charge a 5% to 10% fee on new loans, based upon expected terms, and renewal fees of as much as 5% of the outstanding balance of the renewing loan.  Our interest rate on all new loans is currently from 9% to 10%. Our interest rate and fees are higher than a standard bank would charge because we are willing to lend money to borrowers who lack the capital or operating histories necessary to use traditional bank loans.  Some loans are participating loans, which enable us to receive income from the borrower when the borrower sells or refinances (with a third-party lender) the property for which we provided the financing.  The participation percentage varies between 25% and 33% of the borrower’s gain.

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

Comparison of Periods Ended September 30, 2005 and September 30, 2006

General.  Assets increased from $150,041,892 at September 30, 2005 to $166,843,091 at September 30, 2006 for an increase of $16,801,199 or 11%.  The increase is due to our new revolving credit agreement loan with Bernard National Senior Funding, Ltd.  We received $16,000,000 from this loan transaction.  With this cash and with cash already on hand, we invested in real estate loans and joint venture investments, net of principal payments received, of $15,099,807.  We also invested in an 89% ownership interest in Heron Lakes, LLC, which has a current carrying value of $2,824,061.  Total revenue increased for the three and nine months ended September 30, 2006 by $847,475 (23%) and $1,907,977 (17%) to $4,476,737 and $12,798,694, respectively.  Net income (loss) for the three and nine months ended September 30, 2006 was $261,847 and $606,658 compared to ($48,278) and $23,720 for the same periods ended September 30, 2005.

Total real estate loans and joint venture investments outstanding on September 30, 2006 was $153,502,905 compared to $138,403,098 on September 30, 2005 for an increase of $15,099,807 or 11%.  This increase is due to the cash received from the Bernard National loan and the subsequent origination or refinancing of real estate loans and joint venture investments, as follows:

New real estate loan originations	$ 35,515,623
Decrease in existing loans, net of principal received	(3,778,645)
New real estate joint venture investments made	-0-
Decrease in existing real estate joint venture investments	(16,637,171)
$ 15,099,807

In September 2006, we purchased an 89% ownership interest in Heron Lakes, LLC.  Heron Lakes, LLC is developing land in South Carolina for use as a market-rate apartment complex.  Pre-construction work is on-going and construction is expected to start this winter.  The carrying amount of this project on our balance sheet is $2,824,061.  We are actively pursuing the sale of our ownership interest in this project and the conversion of any remaining investment into a real estate mortgage loan.

All other assets composed primarily of cash, bond holdings, property and equipment, and unamortized debt issue costs were $10,516,125 as of September 30, 2006.

During the second quarter of 2006, we determined that our church bond holdings, with a carrying value of $2,144,387, are impaired due to the non-payment of interest by the borrower.  Our initial evaluation of the underlying collateral shows that the collateral is worth more than the current carrying value of the bonds; therefore, we have not charged earnings with an unrealized loss and we are continuing to recognize interest from this investment on the accrual basis.  We are working diligently with the borrower and the other bond holders to ensure that this situation is resolved and that our financial investment is preserved.

Our cash balance increased $1,428,592 from $1,303,288 on September 30, 2005 to $2,731,880 on September 30, 2006.  In September 2005 we originated a large family housing real estate mortgage loan which brought our cash down to a lower than normal balance at September 30, 2005.  Our current cash balance is still lower than our historical averages due to a high number of new loans originated this year and a high amount of investor bond redemptions (no new bonds were available for reinvestment until September).  We were able to fund the new loans and bond redemptions with cash from operations and the proceeds from the Bernard National loan (discussed below).

Principal and interest payable on Investor Bonds and Mortgage Participation (“MP”) Agreements decreased $2,003,690 or 1.4% from $143,948,599 as of September 30, 2005 to $141,944,909 as of September 30, 2006.  Our Series F bonds sold out in late 2005 and until our Series G bonds were approved for sale in September 2006 we had no new bonds to offer to our investors.  Therefore, all maturities prior to September had to be paid in cash which caused the decrease in outstanding bonds and MP agreements.

In August 2006 we entered into a revolving credit agreement with Bernard National Funding, Ltd.  This agreement provides up to $40,000,000 in financing to us and it is secured by 19 of our first mortgage real estate loans.  As of September 30, 2006 we had drawn $16,000,000, which was used to fund new real estate mortgage loan commitments.  We pursued this financing because management believes that we need alternative financing programs available to us outside of our traditional Investor Bond program.  By adding to our financing options we can continue to grow our loan portfolio as we find suitable projects even if the timing of a new Investor Bond series is delayed.

Real estate loan and joint venture interest and fees earned.  Interest income and fees from real estate loans and joint venture investments for the three and nine months ended September 30 is as follows:

	2006	2005	Increase	%
Three Months	$4,384,036	$3,466,797	$917,239	26.40%
Nine Months	$12,321,330	$10,058,106	$2,263,224	22.50%

The increases were due to the following:	Three Months	Nine Months

Increase in average outstanding principal	$405,458	$1,290,199
(Three months: $148,401,531 – 2006; $131,322,111 – 2005)
(Nine months: $142,025,320 – 2006; $124,158,063 – 2005)
Change in weighted average interest rate	86,032	74,073
(Three months: 9.84% - 2006; 9.61% - 2005)
(Nine months: 9.81% - 2006; 9.74% - 2005)
Change in loan fees recognized	425,749	898,952
	$917,239	$2,263,224

The increases in average outstanding principal and the increases in loan fees recognized are due to the addition of 16 new real estate loans.

Loan participation and other income.  For the three and nine months ended September 30, 2006, loan participation and other income changed as follows:

	Three Months			Nine Months
	2006	2005	Change	2006	2005	Change
Investment income	$70,122	$140,025	$ (69,903)	$ 355,259	$404,234	$ (48,975)
Loan participation & other	22,579	22,440	139	122,105	428,377	(306,272)
Total	$92,701	$162,465	$ (69,764)	$ 477,364	$832,611	$ (355,247)

The Company’s investment income is from the purchase of tax-free bonds used as permanent financing for projects the Company funded during their development and initial operations, church bonds and from interest income on the Company’s excess cash.

The decreases in investment income for the three and nine months ended September 30, 2006 are due to the sale of tax-free bonds in 2006 which resulted in less investment dollars outstanding in 2006 as compared to 2005.

The increase (decrease) in loan participation and other income was due to:

	Three Months	Nine Months
Loan participation revenue	$-0-	$(257,000)
Loan guarantee revenue	-0-	(104,000)
Gain on sale of fixed asset	-0-	51,540
Other	139	3,188
	$139	$(306,272)

We received $257,000 in loan participation revenue during the first quarter of 2005 from the sale of a senior housing facility by one of our borrowers.  In each of the first and second quarters of 2005 a loan that we guaranteed was paid off; therefore, we recognized loan guarantee fees in 2005.  We did not receive any loan participation or loan guarantee revenue in the first nine months of 2006.  The gain on sale of fixed asset is due to the February 2006 sale of our rental office condos in Cumming, GA.  Please see Note 2 of the “Notes to Consolidated Financial Statements” for additional information on this transaction.

Investor interest expense. Investor interest expense for the three and nine months ended September 30, 2006 was $3,005,141 and $9,022,849 which is an increase of $30,993 (1.0%) and $490,298 (5.7%), respectively compared to 2005.  The increases are due to:

	Three Months	Nine Months
Increase in average outstanding certificate principal, including	$38,222	$601,043
interest payable subject to compounding
(Three months: $132,078,105 – 2006; $130,298,477 – 2005)
(Nine months: $134,169,158 – 2006; $124,900,475 – 2005)
Change in weighted average interest percentage	16,760	-0-
(Three months: 8.80% - 2006; 8.75% - 2005)
(Nine months: 8.70% - 2006; 8.70% - 2004
Decrease in average outstanding Mortgage Participation principal
(Three months: $4,274,360 – 2006; $4,912,500 – 2005)

(Nine months: $3,700,480 – 2006; $5,069,947 – 2005)	(15,954)	(102,710)
Construction period interest capitalization – rental property	(8,035)	(8,035)
	$30,993	$490,298

The construction period interest capitalization relates to the rental property construction assets that we acquired when we purchased an 89% ownership interest in Heron Lakes, LLC.  During the construction of an asset, interest that is paid which relates to the assets under construction can be capitalized and included in the cost of the asset.

Loan loss expense and allowance for loan losses.    We charged $53,000 and $25,000 for the three months and $219,000 and $75,000 for the nine months ended September 30, 2006 and 2005, respectively to loan loss expense.  These charges were due to increases in the family housing development loan portfolio’s outstanding principal.

The allowance for loan loss increases that we made in 2006 and 2005 are classified as collective loan loss allowances.  A collective loan loss allowance is recognized when the characteristics of a group of loans indicate that it is probable that a loss exists even though the loss cannot be identified with a specific loan.  The allowance for loan losses is reviewed quarterly and increases or decreases are made based on the results of these reviews.

As of September 30, 2006, one church loan and one real estate joint venture investment loan were considered impaired because they are at least six months behind on their interest payments.  The real estate joint venture investment loan had a carrying amount of $6,263,207 and the church loan had a carrying amount of $288,523 on September 30, 2006.  In total we had $6,551,730 in impaired loans.  At September 30, 2005 we had three church loans with a total carrying amount of $3,157,345 that were considered impaired.  We have received an appraisal on the real estate joint venture investment loan’s collateral and it is worth approximately $1.15mm more than the loan’s carrying amount; therefore, we have not recognized an impairment loss on this loan.  We will continue to monitor the operating progress of this borrower, and we are actively involved in possible re-financing opportunities with this property.

As of September 30, 2006, allowance for loan losses as a percent of outstanding loan principal by loan type:

	Loan Loss Allowance	Outstanding Principal	%
Family Housing Development Loans	$ 951,000	$104,107,521.9%
Church Mortgage Loans	-0-	6,471,164	0%
Senior Housing Mortgage Loans	-0-	27,112,962	0%
Real Estate Joint Venture Investments	-0-	18,784,324	0%
Total	$ 951,000	$156,475,971.6%

Marketing expenses. Total expenses for the marketing of Investor Bonds for the three and nine months ended September 30, 2006 were $303,874 and $899,126, respectively compared to $268,581 and $808,542 for the same periods in 2005.  The changes are due to:

	Three Months			Nine Months
	2006	2005	Change	2006	2005	Change
Debt issue cost amortization	$277,349	$ 242,517	$ 34,832	$ 819,643	$ 705,634	$ 114,009
Other marketing costs	26,525	26,064	461	79,483	102,908	(23,425)
	$303,874	$ 268,581	$ 35,293	$ 899,126	$ 808,542	$ 90,584

Selling commissions paid to brokers for selling Investor Bonds and Mortgage Participations and costs incurred to register Investor Bonds are paid in cash and charged as an expense over the term of the related debt.  The unamortized balance is included in “Unamortized debt issue costs” and is classified as an asset on our balance sheet.  The balance was $2,190,057 and $2,754,780 as of September 30, 2006 and 2005, respectively.

The increases in debt issue cost amortization for the three and nine months ended September 30, 2006 are due to sales of new Investor Bonds and Mortgage Participation Agreements since September 30, 2005.  Other marketing costs decreased for the nine months ended September 30, 2006 because of fines and compliance issue costs spent in the first three months of 2005 on the Chicago Stock Exchange matter (see page 8 for more information on this item).  We have not had to spend additional money on this issue in 2006.

Operating and management expenses. Management and advisory expenses for the three months ended September 30, 2006 increased $43,147 (13.0%) from $332,707 in 2005 to $375,854 in 2006.  This increase is due to an increase in revenues.  For the nine months ended September 30, 2006 management and advisory expenses increased $50,460 (4.9%) from $1,034,872 to

$1,085,332.  This increase in is due an increase in revenues offset by a $77,000 loan participation revenue fee paid to Cornerstone Capital Advisors, Inc. (“CCA”) in the first quarter of 2005.  No loan participation fees have been paid in 2006.

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

Please see Note 4 of the “Notes to Consolidated Financial Statements” for additional information about our agreement with CCA and for amounts that we have paid to CCA during the three and nine months ended September 30, 2006 and 2005.

For the three and nine months ended September 30, 2006 and 2005, operating expenses were as follows:

	2006	2005	Change
Three Months	$317,688	$157,485	$160,203
Nine Months	$636,987	$540,684	$96,303

The increases in 2006 are due to:

	Three Months	Nine Months
Interest Expense – Loans Payable	$138,103	$138,103
Loan Issue Cost Amortization	29,104	29,104
Legal Fees & Other	(7,004)	(70,904)
	$160,203	$96,303

Interest Expense and loan issue cost amortization increased due to the Bernard National loan (discussed in previous paragraphs) and a revolving line of credit loan with Wellstone Investment Fund, both of which were added in the third quarter of 2006.  Please see Notes 4 and 16 of the Notes to Consolidated Financial Statements for additional information on the Wellstone Investment Fund loan.

Legal fees and other expenses decreased in both periods because in 2005 we spent higher than normal amounts on legal fees due to the Chicago Stock Exchange issue (see page 8 for additional information).  In 2006, our legal costs have gone down to their normal levels since we have not had to spend any additional money on the Chicago Stock Exchange issue.

Income tax provision (benefit). The income tax provision (benefit) for the three and nine months ended September 30, 2006 was $159,333 and $328,742, respectively compared to ($80,381) and ($124,652) for the same periods ended September 30, 2005.  The increases in income taxes are due to an increase in pre-tax income.  The Company’s effective tax provision (benefit) rate was 37.8% and (62.5%) for the three months and 35.1% and (123.5%) for the nine months ended September 30, 2006 and 2005, respectively.  A reconciliation of the Company’s effective tax provision rate to the federal statutory rate is included in the attached “Notes to Consolidated Financial Statements” (Note 12).

Dividends.  Dividends of $230,518 and $211,514 were declared on June 30, 2006 and 2005, respectively and paid in full in the following month.

Liquidity and Capital Resources

Cash flows from operations.  Net cash provided by the Company’s operations for the nine months ended September 30, 2006 and 2005 was $606,701 and $1,250,364, respectively.  The decrease in 2006 was due to an increase in real estate loan interest financed and an increase in investor interest payments partially offset by increases in net income, depreciation and amortization expense, allowance for loan losses, and bond holdings interest received and a decrease in loans in process.

Investor bond and mortgage participation interest payable increased $2,158,205 in the first nine months of 2006 because approximately 30% to 40% of the investors who purchased bonds in the last four years have elected to reinvest the interest due to them and not receive the interest in cash until maturity.

Included in the 2006 and 2005 changes in accrued real estate loan and joint venture interest and deferred loan fee amounts is $3,291,365 and $966,935 in interest which was financed as part of loan principal.  We receive monthly interest payments on our loans except when the terms of certain loans allow borrowers to finance interest payments while the collateralized property is under development or construction.  A summary (by loan type) of the amount of net financed interest for the nine months ended September 30, 2006 and 2005 is as follows:

	2006	2005
Family Housing Development	$2,645,299	$571,721
Church Construction	(103,210)	20,965
Senior Housing	749,276	374,249
	$3,291,365	$966,935

The amount for 2006 represents interest accrued and financed in 2006, net of payments received in 2006 that were financed in previous years.  2005’s amount represents interest accrued and financed in 2005, net of payments received in 2005 that were financed in previous years.

The increase in the family housing net financed interest in 2006 as compared to 2005 is due to the addition of 16 new projects which are in their development phase of operation and are financing their interest.  This increase in projects in their development phase is partially offset by three projects which have gone into their sales phase and are paying interest to us as they sell homes.  We expect the net financed interest amount to remain at its current level until late 2007 when we expect the majority of these new projects to go into their sales phase and begin making interest and principal payments to us.

In 2006 we received $103,210 in previously financed church interest due to significant pay downs on three church loans.

The increase in senior housing financed interest in 2006 is due to a restructure and renewal on the Chattanooga, TN real estate joint venture investment loan.  Past due interest of $468,011 was financed and included in the principal balance of the loan.  This was a one-time concession to the borrower.  Since this renewal/restructure, the borrower has been able to stay current on their loan interest.  The Chattanooga, TN loan is classified as an impaired loan in our financial statements (see Note 6 of the “Notes to Consolidated Financial Statements” for more information).  We will monitor the borrowers operations and if they can show a one year trend of staying current on their interest payment we will take them off of the impaired loan list.  We are actively working with the borrowers to refinance all or part of this loan with an outside lender.

Cash flows from investing activities.    For the nine months ended September 30, 2006, the Company used $20,044,927 in cash from investing activities which is a decrease of $6,454,138 from $26,499,065 for the nine months ended September 30, 2005.  The decrease was due to the cash sale of $11,974,400 in bond holdings and the receipt of $252,262 from the sale of our rental office building.  These receipts were offset by an increase (net of payments received) in net real estate and joint venture investment loans made of $4,162,685 and the purchase of rental property assets under construction of $2,824,061.

Cash flows from financing activities.  During the nine month period ended September 30, 2006, the Company did not have any registered bonds or stock for sale until late September; therefore, only $1,591,589 in new bonds were sold in 2006 compared to $16,416,473 in 2005.

Investor Bonds redeemed for cash increased from $1,753,744 for the nine months ended September 30, 2005 to $9,136,761 for the nine months ended September 30, 2006.  This increase is due to a larger amount of maturities in the first nine months of 2006 versus 2005.  Until September 2006 we had no bonds available for the owners of the maturing bonds to reinvest in so the majority of the maturities were paid in cash.  Since we now have new registered bonds for sale we anticipate that the amount of maturing bonds redeemed for cash will decrease significantly in the next 12 months.

As discussed above, we added two loans payable in the third quarter of 2006, totaling principal outstanding of $17,589,000.  We added this debt to supplement our Investor Bond program so that we will have alternative financing available in case we cannot coordinate the issuance of new registered bonds with new loan investment opportunities.  Please see Note 16 of the “Notes to Consolidated Financial Statements” for additional information about these loans.

Dividends of $508,552 and $447,430 were paid in the first nine months of 2006 and 2005, respectively.

We have $45,458,555 in Investor Bonds coming due or redeemable upon demand in the next 12 months.  $9,984,548 of this amount is for graduated certificates, which allow an investor to redeem their certificate each year on the anniversary date of the purchase.  Based on our historical experience, we expect that less than 20% of the graduated certificates will be redeemed for cash during the next 12 months.

The Securities and Exchange Commission approved our Series G registration statement in September 2006 with approximately $60,000,000 in Series G Investor Bonds available for issuance with terms similar to our Series E and F bonds.    Our historical experience indicates that more than 75% of the maturities will be reinvested into new Investor Bonds; however, we cannot guarantee that this will happen in the future.  We will ensure that we have enough cash available to handle these maturities.

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

Item 3. Controls and Procedures

The principal executive officer and the principal financial officer of the small business issuer, Cornerstone Ministries Investments, Inc., have, as of September 30, 2006, evaluated the small business issuer’s disclosure controls and procedures, as defined by Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based on their evaluation, they have concluded that those disclosure controls and procedures are designed and implemented effectively to ensure that information required to be disclosed by the small business issuer in the reports that it files or submits under that Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

As of November 10, 2006, we are not aware that any other state has instituted any formal proceedings on this or any other issue related to any of our securities offerings, and we are not a party to any other pending legal proceedings.  We are not aware that any of the properties covered by our mortgage loans is subject to any pending legal proceedings or that any governmental authority is contemplating any legal proceedings involving us or any of those properties, other than described above.

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)

(1)  Exhibits 31 and 32, Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) On September 7, 2006 the Company filed Form 8-K (No. 001-32165) to report that the Company had created a new direct                 financial obligation with Bernard National Senior Funding, Ltd.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2006

Cornerstone Ministries Investments, Inc. (Registrant)

By: S/John T. Ottinger

       John T. Ottinger

       Vice President and Chief Financial Officer