Form 10KSB
period 2006-12-31
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2007-03-30
CIK 1035270

Cornerstone Ministries Investments, Inc.

2450 Atlanta Highway, Suite 904

Cumming, GA  30040

FOR EDGAR FILING

March 29, 2007

Division of Corporation Finance

Securities and Exchange Commission

Washington, D.C. 20549

Re: Cornerstone Ministries Investments, Inc., File No. 333-93475

Form 10-KSB for year ended December 31, 2006

Dear Commission:

Attached is Form 10-KSB for filing by Cornerstone Ministries Investments, Inc. for its fiscal year ended December 31, 2006.

Thank you.

Sincerely,

By:  S/John T. Ottinger

John T. Ottinger

Chief Financial Officer

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

or

[   ] Transition report under section 13 or 15(d) of the securities exchange act of 1934 For the transition period from            to

Commissions file number 333-93475

Cornerstone Ministries Investments, Inc.

(Name of small business issuer in its charter)

Georgia	58-2232313
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

2450 Atlanta Highway, Suite 904, Cumming, GA	30040
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (678) 455-1100

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2).  Yes [  ] No [X]

State issuer's revenues for its most recent fiscal year:  $17,406,381

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 27, 2007 the aggregate market value held by non-affiliates was $5,630,333 based upon current public offering price.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 897,974 shares of common stock as of March 27, 2007.

Documents incorporated by reference: Portions of Issuer’s Form SB-2 Registration Statements: No. 333-131861 filed February 15, 2006 and August 21, 2006; No. 333-118613, filed August 27, 2004; No. 333-104810 filed April 29, 2003; No. 333-91564 filed June 28, 2002; and No. 333-93475 filed January 14, 2000.

Transitional Small Business Disclosure Format:  Yes [  ]; No [X]

Cornerstone Ministries Investments, Inc.

Part I

Item 1. Description of Business.

Summary

Our primary objective is to provide income for our bond holders and shareholders, mainly by financing the acquisition and development of facilities for use by churches, faith-based/non-profit organizations and for-profit organizations.  We define “faith-based” organizations as ones which have been formed and are operated in furtherance of their sponsors’ religious commitments.  Prior to 2004 all of our loans were made to churches and non-profit organizations.  During the last quarter of 2004, we began making loans to for-profit sponsors of affordable and low-income housing projects and in 2005 we originated a loan with a for-profit owner of senior living facilities.  We will make loans to for-profit sponsors if the project provides senior living, affordable housing or age-restricted housing programs that are similar to those of our non-profit borrowers.

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

We offer development, construction, bridge and interim loans, usually due within one to three years.  The typical maximum investment amount in a church loan is $1,500,000. The typical maximum investment amount in a family housing project loan or senior housing loan is from $5,000,000 to $15,000,000.  Our largest loan is approximately $20,000,000, made for the acquisition and development of an age-restricted housing development.  The annual interest rate charged on all but one loan that we originated in 2005 and 2006 was from 9% to 10.5%. It is our policy to acquire assets primarily for income.  We do not have any limits on the percentage of our assets that may be in any one investment or in any geographic area of the United States.  We have not established any maximum ratio of our total debt to our total shareholders' equity.  These policies would be made by our board of directors and could be changed, without the vote of share or bond owners.  A description of our loan programs follows.

Types of loans we make

We make loans to four distinct groups of borrowers.  These borrowers can be characterized as churches, senior housing facilities, family housing development projects and daycare/faith-based schools.  Inherent credit risk is reflected by the effective interest rate charged to each borrower.  In each of the above borrower groups, we normally charge 10% as an annual interest rate.  However, we do recognize the risk in each borrower by the amount of origination fees charged, renewal fees charged, the loan term and any loan participation we may have in the net profit from the borrower’s sale or refinancing of the property.  For larger loans, we may elect to partner with other lenders.  Accordingly, though each loan may carry identical interest rates, the overall risk adjusted return can be managed by fees charged and loan terms and is based on underwriting credit requirements and review.  Typically, church loans will have a 5% origination fee charged, have a one year term and may have a 5% renewal fee charged.  Non-church loans are charged a 5% to 10% origination fee, may have terms beyond one year and may not have a renewal fee charged.

Our fees and interest rates are similar to the costs of specialized construction and development loans or underwritten bond issues, and less than sub-prime lenders.  Banks and insurance companies, who make loans on similar properties that are larger and more fully developed, typically charge lower interest rates.  These conventional lenders typically charge 0.5% to 2.5% origination fees.  We are paid more because of our experience, advice and willingness to finance organizations in their development stage and with no down payment.   Our costs of administering these loans require us to charge higher loan fees and interest rates.   The chart below outlines the outstanding loan principal as of December 31, 2006 by borrower type.

	Principal	%
Borrower	Outstanding	Outstanding	Initial		Origination	Renewal
Type	Dec 31, 2006	Dec 31, 2006	Term*	Rate	Fee*	Fee*
Daycare/Schools	$0	0%	1 year	10%	10%	None
Churches	$8,727,817	5.7%	1 year	10%	5%	0-5%
Senior Housing - Loans	$13,424,392	8.8%	1 year	10%	10%	0-5%
- Real Estate Joint Venture Investments	$20,241,163	13.3%	1 year	10%	10%	0-5%
Family Housing Development	$109,597,643	72.2%	1-3 years	10%	5-10%	0-5%
	$151,991,015	100.0%
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

We make three basic types of loans:  Development and acquisition loans, construction loans and semi-permanent loans.  The development and acquisition loans involve the most risk of the borrower’s failure to make timely payment of interest or for us to lose principal in the event of default.  Construction loans are made when a property is ready to begin construction or renovation, so the risk is somewhat less.  Semi-permanent loans are made on completed properties that are being used for their intended purpose, so they involve the least risk to us of the three categories.  The following table shows the amount of each of these types of loans in our portfolio at December 31, 2006:

	Principal Outstanding	% of principal at
Type of Loan	at December 31, 2006	December 31, 2006
Development and acquisition	$4,443,959	2.90%
Construction	$117,501,630	77.30%
Semi-permanent	$30,045,426	19.80%
	$151,991,015	100.00%

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

Construction Loans. Construction loans are typically made to finance the construction of new facilities, renovate existing facilities, and to develop family housing projects. They normally have a maturity of one to three years.  The borrowers may lack the history, size, equity or income required by conventional lenders.  Borrowers typically pay interest only on the outstanding balance drawn for construction.  We focus primarily on loans of less than $1,500,000 for churches and day-care facilities; larger loans are required to develop senior housing, family housing projects and student housing. Our largest construction loan to date has been $20,000,000, which was for an age-restricted family housing project.  For large loans we may partner with another lender.  These have included loans where we have been equal partners, where our portion was subordinated to that of our partner and where we have guaranteed payment to our partner.  We currently have 10 loans in which we have partnered with a commercial bank or other lenders.  The total of these loans was $110 million at December 31, 2006, of which $44 million was provided by the other lenders.  We require the customary documentation for construction loans, including lien subordinations and waivers, builders risk insurance, budgets and assignment of relevant contracts to us.  We make weekly disbursements on finished invoices and require interim lien waivers on all disbursements.

Semi-permanent Loans.  These are often called mini-perms or bridge loans.  They are issued for as long as three years and may be linked to a construction or development and acquisition loan.  Once a property is being used for its intended purpose, the loan is converted from a construction or acquisition and development loan into a semi-permanent loan.  Also, they are often used by churches and other borrowers who expect to receive pledges, grants, leases or other anticipated income but who are in need of immediate funds.  The loans are usually repaid by other forms of financing, such as church bonds or conventional loans.  We will assist the borrower in finding long term financing through some of the lenders with which we have established relationships, or we will sell the loan to one of these lenders.  During 2006, six loans totaling almost $27 million were partially or fully refinanced by outside lenders.

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

Church construction loans may finance monthly interest payments while the church building is under construction.  This takes six to nine months depending on the size of the building.  When the building is operational, the financed interest from the construction phase is included in the loan’s principal amount and we begin receiving monthly interest payments from the borrower.

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

Loan Guarantees.  Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require a guarantee from the Company as a condition of the extension of the loan by the financial institution.  The guarantee is limited to amounts under the loans and only covers outstanding principal and accrued interest and terminates upon maturity and principal repayment.  At December 31, 2006, there were 10 loans with a potential total of $48,904,661 for which we have a guarantee.  The total amount outstanding and therefore guaranteed at December 31, 2006 was $31,998,623.  All of the loans which have a guarantee are current based on the respective loan terms.  See Note 18 (page F-19) of the “Notes to Consolidated Financial Statements” for additional information about these guarantees.

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

Most of the organizations to which we provide financing have little or no assets with which they can provide additional guarantees, collateral or equity for the project.  We will seek to obtain additional guarantees from the principals of the church or organization, or from an affiliated organization that can provide the additional security or collateral; however, the majority of our loans are made with little or no equity from the borrower.  For the return of our investment, we rely on the value of the property to be acquired or developed, the feasibility of the project and the expertise and knowledge of the developer and manager.

Loan investments we have made

This chart shows the number and amount of new real estate loans and joint venture investments that we have made in each of the last seven years:

	Number of	Amount of
Year	loans made	loans made
2000	10	$11,041,500
2001	11	$14,029,191
2002	16	$30,383,224
2003	10	$14,622,943
2004	8	$17,562,888
2005	8	$16,405,561
2006	18	$38,403,712

Each of our loans has a date when the full principal amount becomes due, or when we may call the loan for repayment.

These are the number and amount of our real estate loans and joint venture investments at December 31, 2006, which become due or callable in 2007 and in later years:

	Number of loans	Principal
Year	due or callable	due or callable
2007	47	$114,436,700
2008	10	34,940,785
2009	2	449,253
2010	-0-	-0-
2011	5	2,164,277
2012/thereafter	-0-	-0-
Total	64	$151,991,015

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

A specific impaired loan loss allowance is recognized when an impaired loan’s carrying amount exceeds the present value of expected future cash flows or the collateral’s net realizable value if the loan is considered collateral dependent.  We would place a loan on non-accrual status if a loan is 180 days past due under the terms of the loan agreement and we have determined that an allowance for impairment loss should be recognized on the loan.  In our history, we have had six loan delinquencies of more than six months.  At December 31, 2006, two loans are past due more than 180 days; however, we have not placed them on non-accrual status because the underlying collateral for each loan is greater than the outstanding loan amount and we believe that we will receive the entire outstanding amount on each loan.  No allowance for specific impaired loan loss was recognized.  During 2005 we foreclosed on a church loan and repossessed the land and building that collateralized the loan.  This was our first ever foreclosure.  We initially determined that the net realizable value of the foreclosed assets was greater than the loan’s carrying amount; therefore, we did not recognize a loan loss in 2005.  In 2006 we sold the foreclosed property and recognized a loss of $34,000.  Other than the church property sold in 2006, we have not realized a loan loss write-off.  We would recognize additional loan loss write-offs upon the borrower filing bankruptcy or when other collection methods have been exhausted and foreclosure is likely.  The charge-off would be equal to the amount in which the loan’s carrying amount exceeds the net realizable value of the collateral.

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

Subsidiaries

We have two subsidiaries as of December 31, 2006: Heron Lake, LLC (a South Carolina entity) in which we acquired an 89% ownership interest in 2006 - see Note 9 of the “Notes to Consolidated Financial Statements” for additional information; and CMI Asset Pool I, LLC (a Georgia entity) in which we own 100% of the ownership interest.

Item 2. Description of Property.

In February 2003, we moved our growing staff into a 4,400 square foot office building in Cumming, Georgia.  We paid $532,040 to purchase the building and as of December 31, 2005, there is a $405,127 mortgage on the building.  Effective August 1, 2004, we began leasing the office and its furnishings to Cornerstone Capital Advisors for $5,000 per month.  See Note 4 (page F-10) of the “Notes to Consolidated Financial Statements” for additional information about this lease.  We also owned two nearby office condominiums which we sold in February 2006 for $272,000, recognizing a $52,000 gain from the sale.  In management’s opinion, our property is adequately insured.

Item 3. Legal Proceedings.

Laws of many states provide an exemption from registration for offerings of securities approved for listing on the Chicago Stock Exchange.  Between April 2000 and December 2004, we believed that our securities had been approved for listing on the Chicago Exchange.  Prospectuses for our public offerings of bonds and common stock, as well as our publicly-filed reports, have included statements that our common stock was approved for listing on the Chicago Exchange.

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

On October 27, 2005, the Colorado Division of Securities sent us a draft of a Stipulation for Consent Cease and Desist Order, the terms of which would require us to make rescission offers to certain Colorado investors.  We agreed to the terms of this particular Order, and have subsequently made the rescission offers set forth in the Order.

Since February 2005, we have been discussing our previous offers to sell securities in Kansas with the Kansas Office of the Securities Commissioner, and on August 24, 2005, the Kansas Office of the Securities Commissioner requested that we provide them with additional information relating to these offers to sell.  On September 12, 2005, we provided the Kansas Office of the Securities Commissioner with the requested additional materials, and as of the date of this filing, we have not received any additional requests or correspondence from the Kansas Office of the Securities Commissioner.

On July 5, 2006, the North Carolina Securities Division requested that we enter into a Consent Order to Cease and Desist.  The draft order provides that we must cease and desist from offering and selling securities in or from North Carolina unless and until such securities have been registered under the North Carolina Securities Act., are exempt from registration in North Carolina, or are covered under federal law.  The order also requires us to make a rescission offer to investors in North Carolina who purchased our securities from May 7, 2001 through February 21, 2005.

As a result of the aforementioned rescission offers we have made in Colorado, Indiana, Maine, Michigan, North Carolina and Tennessee, combined with the redemption order issued by the state of Minnesota, we have paid approximately $1,065,500 to those investors who either elected to accept our rescission offers or received our mandatory redemption payments.

As of March 27, 2007, we are not aware that any other state has instituted any formal proceeding on this or any other issue related to any of our securities offerings, and we are not a party to any other pending legal proceeding.  We are not aware that any of the properties covered by our mortgage loans is subject to any pending legal proceeding or that any governmental authority is contemplating any legal proceeding involving us or any of those properties, other than as described above.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

a) Items required by Item 201 and Item 701 of Regulation S-B:

•

The Issuer’s common stock is not approved for listing on any stock exchanges.  No sales of unregistered securities occurred in 2006.

•

 The Issuer has no outstanding options, warrants or securities convertible into common stock as of December 31, 2006.  There is an aggregate 31,769 shares of the Issuer’s common stock owned by its directors and executive officers and any shareholder it knows to beneficially own 5% or more of the outstanding shares of its common stock.  These shares could be sold under Rule 144.

•

The Issuer filed a Form SB-2 Registration Statement in 2006 and it was approved by the SEC in September 2006.  The Issuer is publicly offering 5,000,000 shares of its common stock at the same $6.50 price per share as in its previous offerings.  There is no public trading and therefore no market price of the common stock that could be affected.

•

There are 456 holders of record of the Issuer’s common stock.

•

For the last two fiscal years, the Issuer has paid semi-annual cash dividends on its common stock, at an annual rate of 9% on the $6.50 share price.  Earnings are the only restriction that may limit the ability to pay future dividends.

b) The Issuer is not required to furnish the information pursuant to Rule 463 of the Securities Act of 1933.

c)  The Issuer repurchased 0, 8 and 0 shares of its common stock during October, November and December 2006, respectively.  All shares were repurchased at $6.50 per share.  The repurchases were not part of a publicly declared plan to repurchase shares.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Selected financial data.

Please read the following selected financial data in conjunction with the rest of this “Management’s Discussion and Analysis or Plan of Operation” and with our financial statements and related notes in this filing.

	Year ended
	December 31,
	2006	2005
Revenues	$$17,406,381	$15,703,121

Investor interest expense	12,361,838	11,638,145
Loan loss expense	521,000	100,000
Marketing expenses	1,209,035	1,082,967
Payroll expenses	107,737	-0-
Management & advisory fees	1,511,224	1,445,264
Operating expenses	917,253	695,756
Total expenses	16,628,087	14,962,132
Operating income	778,294	740,989
Income tax provision	269,840	163,362
Net income	$$508,454	$577,627

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

We generate revenue from:

•

interest on loans

•

origination and renewal fees on loans

•

loan participation income

•

interest on securities

We currently charge a 5% to 10% fee on new loans, based upon expected terms, and renewal fees of as much as 5% of the outstanding balance of the renewing loan.  Our interest rate on all new loans is currently from 9% to 10.5%.  Some loans are participating loans, which enables us to receive income from the borrower when the borrower sells or refinances (with another lender) the property in which we provided the financing.  The participation percentage varies between 25% and 33% of the borrower’s gain.

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

Comparison of Periods Ended December 31, 2005 and December 31, 2006.

General.  Assets increased from $153,060,088 at December 31, 2005 to $178,164,987 at December 31, 2006 for an increase of $25,104,899 or 16%.  This increase is a result of the sale of Investor Bonds and Mortgage Participations, net of redemptions of $1,386,652, a $3,501,530 increase in accrued Investor Bond interest payable and an increase in other loans payable of $20,000,000.  With the additional net cash from these items and from cash on hand we invested in real estate loans and joint venture investments, net of principal payments received, of $27,538,681.  Total revenue increased for the year ended December

31, 2006 by $1,703,260 or 11% from $15,703,121 in 2005 to $17,406,381 in 2006.  Net income for the year ended December 31, 2006 was $508,454 compared to $577,627 for the year ended December 31, 2005.

Total real estate loans and joint venture investments outstanding on December 31, 2006 were $148,642,820 compared to $121,104,139 on December 31, 2005 for an increase of $27,538,681 or 23%.  This increase is due to an increase in other loans payable and Investor Bonds/Mortgage Participation Agreements and the subsequent origination or refinancing of real estate loans and joint venture investments, as follows:

New real estate loan originations	$38,403,712
Decrease in existing loans, net of principal received	(16,460,111)
New real estate joint venture investments made	-0-
Increase in existing real estate joint venture investments	5,595,080
$27,538,681

We originated 18 new real estate loans in 2006 totaling $38,403,712.  We were able to originate this many loans because loan principal on existing loans decreased approximately $16,460,000 (mainly due to large principal pay downs made on our loan to Wellstone Retirement Communities I, LLC) and due to the $20,000,000 in new loan payable proceeds received from Bernard National.  Please refer to Note 4 and Note 17 of the “Notes to Consolidated Financial Statements” for additional information about our loan to Wellstone Retirement Communities I, LLC and our loan payable to Bernard National, respectively.  The increase in real estate joint venture investments was due to additional construction financing provided to two projects in which we have a first mortgage loan.

All other assets composed primarily of cash, bond holdings, property and equipment, consolidated real estate assets and unamortized debt issue costs were $29,522,167 as of December 31, 2005.  Bond holdings decreased approximately $12.1 million due to the sale of tax-free bonds in the first quarter of 2006.  Also, see Note 9 and Note 12 of the “Notes to Consolidated Financial Statements” for additional information about our consolidated real estate assets and bond holdings, respectively.

Our cash balance increased $410,519 from $12,447,193 on December 31, 2005 to $12,857,712 on December 31, 2006.  The large cash balances on hand at the end of 2005 and 2006 were due to large principal payments received during December of each year from real estate joint venture investments and senior housing real estate loans.  We anticipate using the cash on hand at the end of 2006 to make new loans and to fund Investor Bond maturities in which the investor elects to receive his bond principal in cash.

Principal and interest payable on Investor Bonds and Mortgage Participation (“MP”) Agreements increased $4,895,840 or 3.4% from $145,608,599 as of December 31, 2005 to $150,504,439 as of December 31, 2006.  From January to September 2006 we had no bonds available to sell; therefore, all maturities were paid in cash.  In September our Series G Investor Bonds were approved for sale by the Securities and Exchange Commission and we were able to start selling new bonds.  Because the new bonds were only available for three full months in 2006 the increase in outstanding Investor Bonds and MP Agreements was 3.4%, which is much lower than in prior years.

Real estate loan and joint venture interest and fees earned.  Interest income and fees from real estate loans and joint venture investments for the years ended December 31 is as follows:

2006	2005	Increase	%
$16,872,548	$14,093,734	$2,778,814	19.70%

The increase was due to the following:
Increase in average outstanding principal	$1,651,753
($145,343,555 – 2006; $127,484,677 – 2005)
Increase in weighted average interest rate	152,982
(9.84% - 2005; 9.72% - 2005)
Increase in loan fees recognized	974,079
$2,778,814

The increase in average outstanding principal is due to the addition of 18 new real estate loans with outstanding principal of $38,403,712 and a decrease in the average outstanding principal on existing loans of $20,544,834.  Loan fees recognized increased due to the 18 new loans that were originated in 2006.

Loan participation and other income.  For the year ended December 31, 2006, loan participation and other income decreased as follows:

	2006	2005	Change
Investment income	$423,640	$590,866	$(167,266)
Loan participation & other	110,193	1,018,521	(908,328)
Total	$533,833	$1,609,387	$(1,075,554)

The Company’s investment income is from the purchase of tax-free bonds used as permanent financing for projects the Company funded during their development and initial operations, local church bonds and from interest income on the Company’s excess cash.  The decrease in investment income is due to the disposition of all of our tax-free bonds during 2006.  Loan participation and other income decreased due to $825,000 in loan participation/break-up fees and $104,000 in loan guarantee fees being recognized in 2005 with no similar revenues recognized in 2006.

Investor and loan interest expense. Investor and loan interest expense for the year ended December 31, 2006 was $12,361,838, an increase of $723,693 or 6% compared to 2005.  The increase is due to:

Increase in average outstanding certificate principal, including
interest payable subject to compounding	$627,315
($134,953,506 – 2006; $127,800,221 – 2005)
Change in weighted average interest percentage
(8.71% - 2006; 8.72% - 2005)	(12,780)
Interest capitalized – consolidated real estate assets
under construction	(336,518)
Increase in Bernard National loan principal outstanding	571,947
Decrease in average outstanding Mortgage Participation principal
($3,636,120 – 2006; $4,947,090 – 2005)	(126,271)
$723,693

Two consolidated real estate assets were under construction during 2006; therefore, we capitalized interest based on the construction costs spent during the construction period.  Please refer to Note 9 of the “Notes to Consolidated Financial Statements” for additional information about these assets.  Also, page 16 has additional information about our loan with Bernard National.

Loan loss expense and allowance for loan losses.  In 2005, we increased our allowance for loan loss by $100,000 because of an increase in our family housing development loan portfolio’s outstanding principal.    In 2006 we increased our allowance for loan loss by $521,000 because of an increase in our family housing development loans outstanding and because seven of our family housing loans are either behind their construction schedule or expected to be over budget.  Therefore, we have increased our risk assessment on these loans.  We will continue to review the credit risk of these projects each quarter and make adjustments to our allowance for loan losses based on the results of our reviews.

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

As of December 31, 2006, one joint venture investment loan and one church loan were considered impaired because they were at least six months behind on their interest payments.  The joint venture investment loan had a carrying amount of $6,328,901 and the church loan had a carrying amount of $295,349.  In total we had $6,624,250 in impaired loans.  At December 31, 2005 we had four church loans with a combined carrying amount of $3,854,226 that were impaired.  We have received an appraisal on the joint venture investment loan collateral and it is worth approximately $1.0 million dollars more than our loan’s carrying amount; therefore, we have not recognized a loss on this loan.  We continue to monitor the operating progress of this borrower and are actively involved in possible re-financing opportunities for this property.   Three of the four church loans that were considered impaired as of December 31, 2005, received second mortgage financing in January 2006 and were been able to pay all of their back interest with these funds.  The second mortgage holder is Church Growth Foundation, Inc. which is a former Company shareholder and parent company of Cornerstone Group Holdings, Inc.

As of December 31, 2006, allowance for loan losses as a percent of outstanding loan principal by loan type:

	Loan Loss Allowance	Outstanding Principal	%
Family Housing Development Loans	$1,253,000	$109,597,643	1.1%
Church Mortgage Loans	-0-	8,727,817	0%
Senior Housing Mortgage Loans	-0-	13,424,392	0%
Real Estate Joint Venture Investments	-0-	20,241,163	0%
Total	$1,253,000	$151,991,015.8%

Marketing expenses. Total expenses for the marketing of investor certificates for the year ended December 31, 2006 were $1,209,035 compared to $1,082,967 for 2005.  The increase is due to:

	2006	2005	Change
Debt issue cost amortization	$1,111,577	$968,955	$142,622
Compliance and registration	36,524	51,234	(14,710)
Printing and promotions	26,708	19,581	7,127
Other marketing costs	34,226	43,197	(8,971)
Total	$1,209,035	$1,082,967	$126,068

Debt issue cost amortization expense increased due to Investor Bonds and Mortgage Participations sold since December 31, 2005.  This expense will continue to increase as new Investor Certificates and Mortgage Participations are sold.  Compliance and registration costs are down due to the Chicago Stock Exchange issues that we had to deal with in 2005 (see Part I, Item 3 on page 8 for more information).  Printing and promotions costs are up due to a larger number of prospectuses printed and mailed in 2006 as compared to 2005.  Other marketing costs are down because we did not use consultants in 2006 to market our bonds.

Selling commissions paid to brokers for selling Investor Certificates and Mortgage Participations and costs incurred to register Investor Bonds are paid in cash and charged as an expense over the term of the related debt.  The unamortized balance is classified as an asset on the Balance Sheet as “Unamortized debt issue costs”.  The balance was $3,319,890 and $2,748,855 as of December 31, 2006 and 2005, respectively.

Operating, payroll and management/advisory expenses. Management and advisory expenses for the year ended December 31, 2006 increased $65,960 or 5% from $1,445,264 in 2005 to $1,511,224 in 2006.  The increase is due to the Company’s growth in revenues.

The Company has contracted with Cornerstone Capital Advisors (“CCA”) to provide administrative and advisory services.   We pay CCA as follows:

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

Please see Note 4 of the “Notes to Consolidated Financial Statements” for additional information about our agreement with CCA and for amounts that we have paid to CCA during 2006 and 2005.

 For the year ended December 31, 2005, operating expenses were $917,253, which is an increase of $221,497 from 2005’s operating expenses of $695,756.  This change is due to:

Other Loan Issue Costs	$117,988
Organization costs	44,138
Legal Fees	(106,651)
Insurance	20,663
Audit & Tax Expense	18,347
Loan Guarantee Expense	87,000
Loan Property Costs	25,852
Other	14,160
$221,497

Other loan issue costs increased due to the amortization of the Bernard National loan issue costs starting in August 2006.  Organization costs represent start-up and organizational costs incurred by Heron Lakes and Preston Pointe, our two consolidated real estate assets (see Note 9 of the “Notes to Consolidated Financial Statements for more information).  Legal fees have decreased due to the legal proceedings in 2005 concerning the Chicago Stock Exchange.  We did not have any comparable issues in 2006; therefore, our legal costs decreased in 2006.  Insurance increased due to an increase in our Directors and Officers Liability Insurance premiums.  Loan guarantee expense increased due to an estimated increase in probable losses on our construction cost guarantees of the Appian Way and Cross Creek loans.  We are continuing to assess this situation and are working with the developer and the permanent financing lender to resolve this situation in a favorable manner.  Loan property costs increased due to the foreclosure in late 2005 of the church property in Dade City, FL.  We were responsible for insurance, property taxes and other operating costs prior to the sale of the property to another church.

Payroll expense increased in 2006 because our new President/CEO is employed directly by us and not by CCA.

Income tax provision. The income tax provision for the year ended December 31, 2006 was $269,840 compared to $163,362 for the year ended December 31, 2005.  The increase in income taxes is due to an increase in pre-tax income which was primarily due to a decrease in tax-exempt bond interest earned in 2006 as compared to 2005.  The Company’s effective tax provision rate for 2006 and 2005 was 34.7% and 22.1%, respectively.  A reconciliation of the Company’s effective tax provision rate to the federal statutory rate is included in the attached “Notes to Consolidated Financial Statements” (Note 13).

Dividends. Dividends of $516,938 and $489,177 were declared in 2006 and 2005, respectively.

Liquidity and Capital Resources.

Cash flows from operations.  Net cash provided by the Company’s operations for the years ended December 31, 2006 and 2005 was $1,037,787 and $5,283,522, respectively.  This decrease was due to a decrease in net income, a smaller increase in Investor Bond interest payable compared to 2005, an increase in financed loan interest and a decrease in accounts and other payables.  These negative cash flow items were partially offset by an increase in depreciation and amortization expense, an increase in allowance for loan losses and a decrease in loans in process.

Investor and mortgage participation interest payable increased $3,509,188 in 2006 due to an increase in outstanding debt and because approximately 33% of the Investor Certificate holders who purchased certificates in 2003 through 2006 have elected to reinvest the interest due to them each year and not receive the interest in cash until maturity.  The increase in interest payable in 2005 was $5,090,277.  The smaller increase in interest payable during 2006 (as compared to 2005’s increase) was due to a higher amount of Investor Bond maturities and redemptions in 2006, which resulted in additional interest paid in 2006 as compared to 2005.

Included in the 2006 and 2005 changes in accrued real estate loan and joint venture interest and deferred loan fee amounts is $4,718,333 and $966,250 in interest, which was financed as part of loan principal.  We receive monthly interest payments on our loans except when the terms of certain loans allow borrowers to finance interest payments while the collateralized property is under development or construction.  A summary (by loan type) of the amount of net financed interest for the years ended December 31, 2006 and 2005 is as follows:

Family Housing Development	$3,774,056	$584,877
Church	(104,945)	15,775
Senior Housing	(223,687)	-0-
Real Estate Joint Venture	1,272,909	365,598
	$4,718,333	$966,250

The amount for 2006 represents interest accrued and financed in 2006, net of payments received in 2006 that were financed in previous years.  2005’s amount represents interest accrued and financed in 2005, net of payments received in 2005 that were financed in previous years.

The increase in the family housing net financed interest in 2006 as compared to 2005 is due to the addition of 13 new family housing loans in 2006 which are financing their interest.  We anticipate four to six loans moving from their development phase and into their sales or lease-up phase in 2007 with the remainder continuing to finance interest until 2008 unless alternative financing can be found.  We anticipate that between $3.0 and $3.5 million in interest will be financed in 2007.

The Real Estate Joint Venture financed interest for 2006 is related to loans in San Antonio, TX, Edmond, OK, St. Petersburg, FL and Chattanooga, TN.  The San Antonio facility financed approximately $268,000 in interest in 2006 and is currently under renovation and will be operational or sold in 2007.  The Edmond, OK facility financed $109,000 in interest in 2006 and is in the development phase of operation.  It is anticipated that this facility will be sold by the borrower in 2007.  The St. Petersburg facility is currently being converted from a senior housing rental facility into a senior housing for-sale condominium facility.  Interest financed in 2006 totaled $451,000 and we anticipate that this loan will continue to finance its interest in 2007.  The Chattanooga, TN facility financed $445,000 in interest in 2006 as part of their refinancing plan.  We are classifying this loan as impaired since the facility is operational and could not pay its interest.  We have an appraisal which indicates that the facility is worth approximately $1 million dollars more than the loan carrying amount so we have not recognized a loan loss on this loan.  We estimate that the net interest financed by real estate joint venture investment loans in 2007 will be under $500,000.

Cash flows from investing activities.    For the year ended December 31, 2006, the Company used $19,485,778 in cash from investing activities which is a decrease of $104,994 from $19,590,772 for the year ended December 31, 2005.  The decrease was due to the following:

Increase in real estate loans and joint venture investments made	$23,795,409
Increase in real estate loan and joint venture investment
principal payments received	(9,638,194)
Decrease in bonds purchased	(12,683,580)
Increase in bonds redeemed	(9,431,300)
Increase in consolidated real estate assets purchased	8,388,978
Other items, net	(536,307)
$(104,994)

The increase in real estate loans and joint venture investments made in 2006 is due to the increase in cash flows provided by financing activities, an increase in principal payments received from existing real estate loans and an increase in bond investment redemptions.  The cash provided from these items allowed us to originate new loans and fund existing loan commitments at a much faster pace than in 2005.

The increase in real estate loan and joint venture investment principal payments received is due to an increase in loan payments received from Wellstone Retirement Communities

The decrease in bonds purchased is due to the purchase of $1,953,580 in local church bonds and $10,730,000 in tax-free senior housing bonds in 2005 with no purchases made in 2006.  The increase in bonds redeemed is due to the redemption of our Barrington tax-free bonds in January 2006.

The increase in consolidated real estate assets is due to our purchase of an 89% ownership in Heron Lake, LLC and due to the consolidation of one real estate loan that we made in 2006 in which we are the primary beneficiary of a Variable Interest Entity.  Please see Note 9 of the “Notes to Consolidated Financial Statements” for additional information on these assets.

Cash flows from financing activities.  For the year ended December 31, 2006, the Company’s financing activities provided $18,858,510, an increase of $7,266,726 when compared to 2005’s amount of $11,591,784.  The increase was due to:

Decrease in investor bonds and mortgage
participations sold	$(9,654,036)
Increase in redemptions of investor bonds
and mortgage participations	(1,654,279)
Decrease in common stock issued	(564,961)
Increase in proceeds – other loans payable	20,000,000
Increase in loan issue costs paid	(752,468)
All others, net	(107,530)
Total decrease	$7,266,726

The decrease in investor certificate and mortgage participation sales is due to a decrease in the amount of time in which we had registered certificates available to sell in 2006 as compared to 2005.  Also, due to the Chicago Stock Exchange issue, we have fewer states in which we can sell our bonds.  The decrease in the amount of common stock issued was for the same reasons.

In February 2006, we filed a new registration statement with the Securities and Exchange Commission which was approved in September 2006.  This registration allows us to sell up to $60,000,000 in Series G Investor Bonds and $32,500,000 in common stock which should continue our increase in outstanding bonds and common stock.

In August 2006 we entered into a loan agreement with Bernard National Senior Funding.  We did this so that we will have alternative financing in place and will not be 100% dependant on Investor Bonds and Common Stock for financing, which require a time-consuming registration process.  By having this loan agreement in place we should be able to manage our loan funding requirements in a more consistent manner.  We received $20,000,000 in 2006 from this loan agreement.  See Note 17 of the “Notes to Consolidated Financial Statements” for additional information.

We have $44,953,590 in Investor Bonds coming due or redeemable upon demand in 2007, as follows: $9,558,575 – graduated bonds; $928,296 – access bonds; $34,466,719 – five-year bonds.  Graduated bonds can be redeemed yearly on the anniversary date of the purchase and access bonds are due on demand.  Based on past experience, we expect less than 20% of the graduated and access bonds to be redeemed in 2007 and, because we have registered bonds available to sell, we expect that approximately 80% of the maturing five-year bonds will be reinvested into new Investor Bonds.  However, there is no guarantee that this will happen.  We will ensure that we have enough cash available to handle these maturities.

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

None

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

Item 8B. Other Information.

No information required to be disclosed in a report on Form 8-K and not reported on a Form 8-K is included in this report.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our board of directors is elected by our shareholders. The board is responsible for setting policies and for hiring and retaining management.  The following is information about our directors and officers.

Name, residence address	Age	Responsibility

Jack Wehmiller	59	Director, Chairman of the
7034 George Barnes Road		Board, President, CEO
Murrayville, GA 30564

John T. Ottinger	52	Chief Financial Officer
6020 Providence Lane
Cumming, GA 30040

Ted Fox	76	Director
10575 Big Canoe
Jasper, GA 30143

Henry Darden	73	Director, Member of the
614 Beverly Dr.		Loan and Audit Committees
Brandon, FL 33510

Jayme S. Sickert	59	Director
950 Landover Crossing
Suwanee, GA 30024

Irving B. Wicker	81	Director, Member of the
132 Eswick Drive		Audit Committee
Prattville, AL 36067

John M. Nix	58	Director
3160 Golf Club Drive
Gainesville, GA 30501

Royce M. Cox	59	Director
1980 Suncrest Drive
Prattville, AL 36067

Barbara I. Byrd	53	Director, Secretary
125 Ocee View Court
Alpharetta, GA 30022

Directors are elected for three-year terms.  Messrs. Darden, Cox, Nix, Sickert, Fox and Byrd will serve until the 2009 annual meeting, Messrs. Wehmiller and Wicker will serve until 2007.  Mr. Ottinger has notified us that he will resign his position as Chief Financial Officer effective March 31, 2007.

Jack Wehmiller has served as President and CEO since November 2006 and as a director since May 2004.  In January 2004, he joined the staff of Cornerstone Capital Advisors, Inc.  His responsibilities include company management as well as broker-dealer relations.  Mr. Wehmiller was employed in the securities industry since 1971, with 17 years in retail brokerage and the balance in sales and marketing for a major mutual fund and variable annuity distributors.  From 1998 to 2000 he was regional vice president with ING Mutual Fund Management and ING Mutual Funds.  During 2001 and early 2002, he was an independent consultant and, from April 2002 through 2003, he formed and worked for Wellstone Securities LLC.  Mr. Wehmiller is an ordained deacon at the First Baptist Church of Gainesville, GA.  He attended the University of South Florida and the Southwest School of Municipal Finance.

John T. Ottinger, Jr. has served as Vice President and Secretary/Treasurer since Cornerstone Ministries Investments, Inc. was founded.  Mr. Ottinger is currently our Chief Financial Officer.  He graduated from the University of Delaware in 1976 and spent eight years in the lodging industry.  Mr. Ottinger has served as pastor of an established church as well as organizing pastor in North Carolina.  He joined the Presbyterian Investors Fund, Inc. staff in 1985.  Mr. Ottinger has 20 years of extensive experience in church and senior housing lending.  He was a director from 1996 until 2006.

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

Jayme Sickert has served as a director since 2006 and has experience in the ministry, finance, insurance and securities areas.  Currently he is the President of Cornerstone Insurance Agency, a company started in January, 2005.  He holds both securities and insurance licenses.  His background includes serving as vice-president of Investor Services for Cornerstone Ministries in 2001 until he accepted his current position.  Additionally he operated a church bond financing company from 1996 through 2000.  Rev. Sickert was ordained in 1974 as a minister by the Presbyterian Church.  He successfully served four churches before being called to serve the denomination at its headquarters in Atlanta as the Director of Church Relations.  Rev. Sickert was honorably retired by his Presbytery in 2003.  He is a 1969 graduate of Covenant College in Lookout Mountain, TN where he met his wife of over 38 years.  He also received a Master of Divinity degree in 1974 from Covenant Theological Seminary in St. Louis, MO.

Irving B. Wicker has served as a director since 1990.  He graduated from the University of Maryland in 1959 and received a Masters Degree from George Washington University in 1963.  He retired in 1969 as a Lieutenant Colonel in the United States Air Force.  Mr. Wicker was self-employed as a real estate broker and financial planner from 1969 until he retired in 2000.

John M. Nix, C.P.A., C.S.P.M. is a practicing Certified Public Accountant and has served as a director since 2006.  He has been managing partner of Bates, Carter & Co., a Gainesville, GA public accounting firm, since 1994.  John is a graduate of the University of Georgia with a Masters of Accountancy degree.  He is a past president of the Georgia Society of CPA’s and was previously a member of the governing council of the American Institute of CPA’s.  John has served on the board of several non-profit organizations and has been a board member and consultant to numerous for-profit businesses.  He is a founding member of the Center of Strategic Performance Management and is certified in the discipline.

Royce M. Cox has served as a director since 2006.  He has been a registered real estate appraiser since 2004.  From 1987 to 2004, Mr. Cox was employed by Learning Labs, Inc. helping to develop and market automated manufacturing and robotics systems to colleges/universities and business/industry.  He has 31 years of experience in management and has also served in the U.S. Navy.  He received a Bachelor of Science degree from Berry College in 1973 and he is an ordained elder in the Presbyterian Church in America.

Barbara I. Byrd has served as a director since 2006.  Ms. Byrd is currently employed by Cornerstone Capital Advisors, Inc. as an executive assistant and was previously employed by Cornerstone Ministries Investments, Inc. from February 2002 to June 2003 as the executive assistant to the CEO and CFO.  Before joining us in February 2002, Ms. Byrd’s prior experience includes 13 years in administration, property management and accounting as well as fourteen years in commission-based sales.  She attended DeKalb Junior College and West Georgia College.

Independent directors

Decisions involving Cornerstone Capital Advisors, Inc. require the approval of a majority of the independent directors, as well as a majority of the full board.  We define an independent director as one who is not an officer of ours or an officer, employee, director or shareholder of Cornerstone Capital Advisors, Inc.  We consider Messrs. Fox, Darden, Cox, Nix and Wicker to be independent directors.  We will maintain at least two independent directors on our board.

Committees

Audit Committee. Two independent directors, Messrs. Darden and Wicker, are the audit committee.  The audit committee will make recommendations concerning the engagement of independent public accountants; review their independence, the services they provide and the results of the audit engagement.  The audit committee will also consider the range of audit and non-audit fees and review the adequacy of our internal accounting controls.  We do not have an audit committee member who is a “financial expert,” as defined by the Sarbanes-Oxley Act of 2002.

Loan and Investment Committee. The board has established a loan and investment committee consisting of Messrs. Wehmiller, Ottinger, and Darden and having a quorum of two members.  The committee will review and may approve loans and investments of up to $500,000 on behalf of the board, in accordance with the loan and investment policies as adopted and amended by the board from time to time.  Any individual loans or investments in excess of the committee’s authority will be subject to approval by the entire board.

Meetings and compensation of directors

The directors meet at least annually and more often as needed.  The audit committee meets at least once annually.  The loan and investment committee meets as required.  Directors receive $250 for each conference call board and committee meeting they participate in and $500 per day for each face-to-face meeting attended.  We reimburse them for travel expenses to attend meetings. Here are the amounts paid to each director in 2006: Ted Fox - $5,500; Henry Darden - $5,500; Irving Wicker - $5,750; John M. Nix - $5,000; Royce M. Cox - $1,250.

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

Item 10. Executive Compensation.

This summary compensation table shows all compensation paid to our executive officers during the last three years:

Name/Position	Year	Salary	Bonus	Other	Total
Cecil A. Brooks – President	2006	$200,000	$59,000	-	$259,000
Jack Wehmiller – President	2006	$150,000	$59,000	-	$209,000
John T. Ottinger – CFO	2006	$150,000	$59,000	-	$209,000

Cecil A. Brooks – President	2005	$200,000	-	$30,000	$230,000
John T. Ottinger – CFO	2005	$150,000	-	$22,500	$172,500

Cecil A. Brooks – President	2004	$200,000	-	$7,285	$207,285
John T. Ottinger – CFO	2004	$150,000	-	$5,464	$155,464

Except as noted below, all executive services from 2004 through 2006 were included in the advisory services agreement with Cornerstone Capital Advisors, Inc. (“CCA”); therefore the executives were employed by CCA. Effective October 1, 2006, Jack Wehmiller became an employee of Cornerstone Ministries Investments, Inc.  Neither we nor CCA have employment agreements with them or any other employees.  We have no restricted stock plans, stock options, stock appreciation rights or other long-term incentive plans.  Other compensation in the above chart represents contributions that CCA made to a defined contribution plan in 2004 and 2005 on behalf of the above named executives.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table shows the beneficial ownership of our common stock on December 31, 2006, for shares owned by:

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

Name and address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Total Common Stock Beneficially Owned
Jack Wehmiller 7034 George Barnes Road Murrayville, GA 30564	404	*

John T. Ottinger 6020 Providence Lane Cumming, GA 30040	3,678	*

Ted Fox 10575 Big Canoe Jasper, GA 30143	6,083	*

Irving B. Wicker 132 Eswick Drive Prattville, AL 36067	7,804	*

Henry Darden 614 Beverly Dr Brandon, FL 33510	6,000	*

Jayme S. Sickert 950 Landover Crossing Suwanee, GA 30024	7,800	*

All directors and executive officers as a group (5 Persons)	31,769	3.6%

* less than one percent.

Item 12. Certain Relationships and Related Transactions.

On July 1, 2003, we entered into a management and administrative services agreement with Cornerstone Capital Advisors, Inc. (“CCA”) for it to provide our administrative, management and executive services.  The agreement is for renewable one-year terms and may be terminated by either party upon 60 days’ written notice.  CCA is subject to the supervision of our board of directors.  At the time that this agreement was executed, two of our officers were also officers and directors of CCA.  Currently, one officer and one director of ours are employed by CCA.  We paid CCA $2,597,428 under this agreement in 2005 and $3,269,549 in 2006.  See Note 4 of the “Notes to Consolidated Financial Statements” for additional disclosures about our agreement with CCA.

In December 2005, our two largest borrowers sold eight senior housing properties to Wellstone Retirement Communities I, LLC (“WRC”) which is managed by CCA, which is also our manager.  Two of our directors were also directors of CCA at the time of this transaction.  As a result of this transaction, we received $63,190,168 in loan and bond holdings principal and we immediately supplied subordinated financing of $37,901,607 at 9.5% interest and a two year maturity to WRC to purchase the property.  Approximately $10,151,000 in equity was contributed by unrelated accredited investors with the remaining $64,077,000 needed to purchase the properties supplied by third-party first mortgage financing.  WRC owed us $12,331,339 in loan principal as of December 31, 2006.  In January 2007, WRC refinanced its existing senior debt and paid off its loan to us in full.

During 2005 and 2006, eight loans were made to wholly or majority-owned subsidiaries of Cornerstone Group Holdings, Inc (“CGH”).  At the time that these loans were originated, two of our directors were also directors of CGH.  In 2006, both of our directors resigned from the board of CGH.  These eight loans were made at similar terms to that of our loans with independent third parties and were approved by all of our independent directors.  As of December 31, 2006, the principal outstanding on these eight loans was $8,348,236.  All of these loans accrue interest at 10% per annum and mature in 2007 or 2008.  Please refer to Note 4 of the “Notes to Consolidated Financial Statements” for additional information on these loans.

In March 2006 we originated a loan with a maximum commitment of $950,000 to Castleberry Properties, LLC for the acquisition of land that will be developed into an office park.  Cornerstone Capital Advisors, Inc. owns 50% of Castleberry Properties.  As of December 31, 2006, the loan principal outstanding is $850,701.  Cornerstone Capital Advisors, Inc. contributed $172,000 in equity to Castleberry.  We paid Cornerstone Capital Advisors a loan origination fee of $24,000 in connection with this loan.

In September 2006, Jack Wehmiller (President of CMI), John T. Ottinger (CFO of CMI), Cecil Brooks (former President of CMI and CCA and current chairman of CCA’s parent company) and Robert Covington (President of CCA) each acquired an 18.75% ownership interest in Wellstone LLC, our largest borrower.  As of December 31, 2006, we have loans outstanding to eight projects owned by Wellstone LLC with total principal of $61,972,530 (41% of our loan portfolio).  Seven of the eight project loans were outstanding prior to September 2006 and one loan with outstanding principal of $1,205,780 was added after Messrs. Wehmiller, Ottinger, Brooks and Covington acquired their ownership interests in Wellstone LLC.  John T. Ottinger has resigned his position as our CFO effective March 31, 2007.  Jack Wehmiller intends to divest his interest in Wellstone LLC as of March 31, 2007 by donating it to a non-profit organization.  All of the Wellstone LLC loans accrue interest at 10% and mature in either 2007 or 2008.  None of these loans are considered impaired or non-performing.  The projects owned by Wellstone LLC are all age-restricted or affordable “for-sale” housing projects.  Wellstone LLC has engaged Houlihan Lokey, a national consulting firm, to obtain additional capital investors and lenders so that they can refinance most or all of the CMI debt.

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

Item 13. Exhibits and Reports on Form 8-K.

(a)  (Item 601 of Regulation S-B)

Exhibit

Number                                    Description

1.1           Sales Agency Agreement with Wellstone Securities, LLC. (Incorporated by reference from Exhibit 1.1 of the Issuer’s Registration Statement on Form SB-2, No. 333-131861, filed February 15, 2006.)

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

4.3

Form of five-year term Bonds (Incorporated by reference from Exhibit 4.2 of the Issuer’s Registration Statement on Form SB-2, No. 333-131861, filed February 15, 2006.)

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

4.7           Trust Indenture dated August 7, 2006 (Incorporated by reference from Exhibit 4.7 of the Issuer’s Registration Statement on Form SB-2, No. 333-131861, filed August 21, 2006.)

14            Code of Ethics

21            Subsidiaries of the Issuer (included in the Description of Business section on page 7)

24            Power of Attorney (included in the Signatures section of this report)

31            Certifications pursuant to Item 601(b) (31) of Regulation S-B

32

Certifications pursuant to 18 U.S.C.  Section 1350

(b)  On November 3, 2006 the registrant filed Form 8-K, No. 001-32165, to report a change in the registrant’s board of directors and to its principal officers.  On November 27, 2006, the registrant filed Form 8-K/A, No. 001-32165 which amended the Form 8-K which was filed on November 3, 2006.

Item 14.  Principal Accountant Fees and Services.

The Board of Directors engaged Berman Hopkins Wright & LaHam, CPA’s, and Associates, LLP (“Berman Hopkins”) as the auditors of the financial statements for the year ended December 31, 2006.  No member of Berman Hopkins has a financial interest in Cornerstone Ministries Investments, Inc.  All hours expended on the engagement to audit our financial statements were attributed to work performed by Berman Hopkins’s full-time permanent employees.   All of the services described below were approved by our audit committee and the Board of Directors.

Audit Fees - fees for services rendered in connection with the audit of our annual financial statements, the review of  financial statements included in our Form 10-QSB’s and for services that are normally provided by the accountant in connection with statutory and regulatory filings were $70,413 and $52,571 for the years ended December 31, 2006 and 2005, respectively.

Tax Fees - fees for tax services, including preparation of our tax returns and tax-related matters were $3,750 and $3,440 for the years ended December 31, 2006 and 2005, respectively.

All Other Fees - fees for the preparation and review of the financial sections of our Form SB-2 Registration Statements were $12,860 and $0 for the years ended December 31, 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE MINISTRIES INVESTMENTS, INC. (Issuer)

                                                                     By

S/Jack Wehmiller

     March 27, 2007

                                                                             Jack Wehmiller, Chief Executive Officer

Each person whose signature appears below appoints Jack Wehmiller, John T. Ottinger, or either of them, his or her attorney-in-fact, with full power of substitution and resubstitution, to sign any and all amendments to this report on Form 10-KSB of Cornerstone Ministries Investments, Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Signature

Title

Date

S/Jack Wehmiller

Chief Executive Officer, President and

March 27, 2007

Jack Wehmiller

Chairman of the Board of Directors

S/John T. Ottinger

Chief Financial Officer

March 27, 2007

John T. Ottinger

  (principal accounting officer)

*S/Ted Fox

Director

March 27, 2007

Ted Fox

*S/Henry Darden

Director

March 27, 2007

Henry Darden

*S/Jayme S. Sickert

Director

March 27, 2007

Jayme S. Sickert

*S/Irving B. Wicker

Director

March 27, 2007

Irving B. Wicker

*S/John M. Nix

Director

March 27, 2007

    John M. Nix

*S/Royce M. Cox

Director

March 27, 2007

     Royce M. Cox

*S/Barbara I. Byrd

Director, Secretary

March 27, 2007

     Barbara I. Byrd

By: *S/Jack Wehmiller

, attorney-in-fact

March 27, 2007

          Jack Wehmiller

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders

Cornerstone Ministries Investments, Inc.

We have audited the accompanying consolidated balance sheets of Cornerstone Ministries Investments, Inc., as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cornerstone Ministries Investments, Inc. as of December 31, 2006 and 2005 and the results of its consolidated operations, changes in shareholders’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Berman Hopkins Wright & Laham, CPAs and Associates, LLP

Winter Park, Florida

March 26, 2007

CORNERSTONE MINISTRIES INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and cash equivalents	$12,857,712	$12,447,193
Loan guarantee receivable	91,000	-
Loans in process	453,932	384,262
Real estate loans, net (including $81,459,921 and	128,181,880	106,238,279
$39,466,114 from related parties - see note 4)
Real estate joint venture investments, net	20,460,940	14,865,860
Consolidated real estate assets	8,715,127	-
Bond holdings and accrued interest	2,189,080	14,315,771
Property and equipment, net	509,366	762,135
Refundable income taxes	61,799	-
Deferred tax asset, net	481,910	143,837
Goodwill	450,997	450,997
Unamortized debt issue costs	3,319,890	2,748,855
Foreclosed real estate held for sale	-	290,679
Real estate held for investment	340,000	340,000
Other assets	51,354	72,220

TOTAL ASSETS	$178,164,987	$153,060,088

LIABILITIES
Investor certificates and accrued interest	$147,821,207	$143,062,898
Mortgage participations and accrued interest	2,683,232	2,545,701
Loans payable and accrued interest	20,152,399	-
Accounts and other payables (including	332,300	600,311
$182,634 and $73,365 to related parties - see note 4)
Common dividends payable	286,420	278,034
Consolidated real estate obligations	326,149	-
Loan guarantee obligations	451,610	234,000
Building mortgages	405,127	578,309
Capital lease obligation	-	1,231

TOTAL LIABILITIES	172,458,444	147,300,484

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, no par
value; 235,000 shares authorized, no
shares issued and outstanding	-	-
Common Stock, $0.01 par value; 29 million shares
authorized; 885,096 and 891,914 shares
issued and outstanding	8,851	8,919
Paid in capital	5,526,483	5,570,992
Retained earnings	171,209	179,693

TOTAL SHAREHOLDERS' EQUITY	5,706,543	5,759,604

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$178,164,987	$153,060,088

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2006 and 2005

	2006	2005
REVENUES
Real estate loan and joint venture interest and fees (including	$ 16,872,548	$ 14,093,734
$6,571,739 and $439,208 from related parties - see note 4)
Loan participation and other income (including $60,000	533,833	1,609,387
and $60,000 from a related party - see note 4)

TOTAL REVENUES	17,406,381	15,703,121

EXPENSES
Investor and loan interest expense	12,361,838	11,638,145
Loan loss expense	521,000	100,000
Marketing expenses	1,209,035	1,082,967
Payroll expenses	107,737	-
Management and advisory fees to related party (see note 4)	1,511,224	1,445,264
Operating expenses	917,253	695,756

TOTAL EXPENSES	16,628,087	14,962,132

Income Before Provision For Income Taxes	778,294	740,989

Income Tax Provision	269,840	163,362

NET INCOME	$ 508,454	$ 577,627

Basic and Diluted Earnings
per Common Share	$ 0.57	$ 0.69

CORNERSTONE MINISTRIES INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2006 and 2005

	COMMON STOCK:		PAID-IN	PREFERRED	RETAINED	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	EQUITY

BALANCE, DECEMBER 31, 2004	819,351	$ 8,194	$5,118,568	$ -	$ 91,243	$5,218,005
Net income					577,627	577,627
Common stock issued	95,962	959	622,797			623,756
Common stock issuance costs paid			(18,514)			(18,514)
Common stock redeemed	(23,399)	(234)	(151,859)			(152,093)
Dividends declared					(489,177)	(489,177)

BALANCE, DECEMBER 31, 2005	891,914	$ 8,919	$5,570,992	$ -	$ 179,693	$5,759,604
Net income					508,454	508,454
Common stock issued	6,197	62	40,219			40,281
Common stock issuance costs paid			(260)			(260)
Common stock redeemed	(13,015)	(130)	(84,468)			(84,598)
Dividends declared					(516,938)	(516,938)

BALANCE, DECEMBER 31, 2006	885,096	$ 8,851	$5,526,483	$ -	$ 171,209	$5,706,543

CORNERSTONE MINISTRIES INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 508,454	$ 577,627
Adjustments to reconcile net income to cash from operations-
Depreciation and amortization	1,271,088	1,033,860
Gain from sale of property and equipment	(17,098)	-
Loan loss expense	521,000	100,000
Changes in-
Loans in process	(69,670)	(353,389)
Accrued bond interest, net	159,873	(159,317)
Bond holdings principal discount amortization	(7,582)	(2,241)
Accrued real estate loan/joint venture interest and deferred loan fees	(4,469,458)	(1,371,084)
(including ($2,781,272) and ($348,407) from related party loans)
Deferred taxes	(338,073)	(214,194)
Refundable income taxes	(61,799)	-
Investor and mortgage participation interest payable	3,509,188	5,090,277
Loan guarantee obligation, net of related receivables	126,610	130,000
Accounts and other payables	(115,612)	355,690
Other assets	20,866	96,293

NET CASH PROVIDED BY OPERATIONS	1,037,787	5,283,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made (including $31,816,483 and	(79,528,509)	(53,699,489)
$2,115,438 to related parties)
Real estate loan principal payments received (including	60,480,585	36,950,082
$34,405,944 and $899,338 from related parties)
Real estate joint venture investments made	(4,542,299)	(6,575,910)
Real estate joint venture investment principal payments received	-	13,892,309
Consolidated real estate assets purchased	(8,388,978)	-
Bonds purchased	-	(12,683,580)
Bonds redeemed or sold	11,974,400	2,543,100
Property and equipment purchased	(5,485)	(13,157)
Proceeds from sale of property and equipment	524,508	-
Foreclosed real estate additions	-	(4,127)

NET CASH USED BY INVESTING ACTIVITIES	(19,485,778)	(19,590,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates sold	10,916,270	20,100,246
Investor certificates redeemed	(9,659,491)	(2,767,779)
Mortgage participation agreements sold	1,904,940	2,375,000
Mortgage participation agreements redeemed	(1,775,067)	(7,012,500)
Debt issue costs paid (including $20,000 in 2005 to a related party)	(1,800,600)	(1,048,132)
Building mortgage principal payments	(173,182)	(24,060)
Capital lease principal payments	(1,231)	(6,710)
Common stock issued, net of issuance costs	40,021	605,242
Common stock redeemed	(84,598)	(152,093)
Dividends paid	(508,552)	(477,430)
Loan payable proceeds	20,000,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,858,510	11,591,784

Net change in cash and cash equivalents	410,519	(2,715,466)
Cash and cash equivalents at beginning of period	12,447,193	15,162,659

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 12,857,712	$ 12,447,193

Supplemental Information-
Interest paid during the period	$ 8,795,278	$ 6,595,549
Income taxes paid during the period	$ 1,038,000	$ 105,000
Non-cash transactions-
Investor certificates matured and re-invested	$ 3,325,409	$ 151,412
Loan interest financed and included in loan principal (including	$ 4,718,333	$ 966,250
$1,413,469 and $63,187 on related party loans)

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements include the accounts of Cornerstone Ministries Investments, Inc., its majority owned subsidiaries and variable interest entities consolidated under the provisions of FIN46R (collectively “the Company”).  All material intercompany transactions have been eliminated in these Consolidated Financial Statements.  The Company originates and purchases mortgage loans.  The Company offers specialized loan programs for churches, non-profit or for-profit sponsors of senior housing facilities and non-profit or for-profit sponsors of affordable/low income or age-restricted housing projects.  The Company also invests in other real estate projects for the purpose of selling at a profit or leasing.  Substantially all of the Company’s loans and investments are in projects located in the southeastern and southwestern United States.

Cash and cash equivalents include bank accounts and short-term investments with original maturities of 90 days or less.

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

Unamortized debt issue costs include the costs and commissions associated with issuing Investor Certificates, Mortgage Participation Agreements and other loans payable.  These costs are being amortized on a straight-line basis over the term of the associated debt, generally five years.

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

The Company uses FIN 46R, “Consolidation of Variable Interest Entities” to identify variable interest entities (“VIE”).  A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  A company that holds a variable interest in a VIE is considered the primary beneficiary and will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of expected residual gains, if they occur.  Additional disclosures are also required by primary beneficiaries and other significant variable interest holders.

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

The Company is guarantor on certain loans secured by church, senior housing, single family and affordable apartment facilities which are owned by various Company borrowers.  A loan guarantee obligation is recognized based on the loan guarantee’s estimated fair value.  The Company normally charges the loan guarantee’s fair value to the respective borrower as compensation for the Company’s risk and payment is expected within 30 days of the guarantee’s origination or modification date.  Unpaid amounts are classified as “Loan guarantee receivables” in the accompanying Consolidated Balance Sheets.  If the loan guarantee’s fair value is not charged to the respective borrower, deferred loan fees related to the borrower’s loan with the Company are reduced by the guarantee’s fair value.  The reduced deferred loan fees are amortized to earnings over the life of the loan.  Loan guarantee obligations are analyzed at the end of each quarter and if the fair value of the loan guarantee has declined, the carrying amount of the obligation is reduced and credited to earnings.

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

New Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns.  FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date.  Initial derecognition of amounts would be reported as a cumulative effect of a change in accounting principle.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company has determined that the adoption of FIN 48 will not have a material impact on its financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB 108 is not expected to have an impact on the Company’s financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosure about fair value measurements.  FAS 157 is effective for the Company’s 2008 fiscal year.  The Company is currently evaluating the impact of this standard on its financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”.  FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  FAS 159 is effective for fiscal years ending after November 15, 2007.  The Company is currently evaluating the impact of adopting FAS 159 on its financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT & FORECLOSED REAL ESTATE HELD FOR SALE

At December 31, property and equipment is composed of:

	2006	2005
Office Condominiums	$550,116	$797,554
Office Computers, Furnishings,
Software & Equipment	147,336	129,625
Vehicles	30,351	30,351
Capital lease – phone system	-0-	17,710
Less: Accumulated depreciation	(218,437)	(213,105)
Property and equipment, net	$509,366	$762,135

Depreciation expense	$40,540	$63,242

In 2006, the Company sold its office condominiums which were being leased to a third party.  The net proceeds received at closing were $272,362.  The carrying value of the property sold was $220,822; therefore, a $51,540 gain was recognized from this sale.  With the closing proceeds, the Company paid off the $160,332 in outstanding principal on the mortgage loan that secured the property.

In December 2005, the Company foreclosed on a church loan in Dade City, FL and repossessed the land and building.  The foreclosed asset was initially recorded at the loan’s carrying value of $290,679 because the Company’s management estimated the asset’s fair value to be greater than the loan’s carrying value.  In December 2006, the Company sold the land and building and financed the $275,000 purchase price.  A loss of $34,442 was recognized from this sale.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Leases

During March 2003, the Company entered into a capital lease for a new telephone system at the Company’s headquarters.  In March 2006, the Company made its last payment and the asset is now owned by the Company.  The lease was originally recorded at the asset’s fair value and amortized over three years using the straight-line method.  Interest expense was calculated based on the implied interest rate in the lease.  The lease payment, including principal, interest and sales tax, was $672 per month.  Amortization expense was $984 and $5,903 for the years ended December 31, 2006 and 2005, respectively.  Interest expense was $25 and $821 for the years ended December 31, 2006 and 2005, respectively.  There are no future minimum lease payments as of December 31, 2006.

Loan Commitments

The Company makes loan commitments in connection with certain real estate loans and joint venture investments that include funding for project development, building construction, renovations, lease-up operations, financed interest and other amounts that the borrower may draw upon in accordance with the loan agreement.  For existing loans, the Company has $41,401,000 in approved, unused loan commitments for real estate loans and $273,000 for real estate joint venture investments as of December 31, 2006.  The Company also has one new approved real estate loan commitment totaling $600,000 as of December 31, 2006 which the Company expects to fund in early 2007.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Cornerstone Capital Advisors, Inc. – Management and Advisory Service Agreement

The Company has a Management and Advisory Services Agreement with Cornerstone Capital Advisors, Inc. (“CCA”) to provide loan management, administration, and accounting; investor relations; marketing; computer and management information systems administration; record maintenance; executive management; and bookkeeping and accounting services.  The agreement is for renewable one year terms and it may be terminated by either party upon 60 days’ written notice.  The Company’s only employee is its president.  CCA is subject to the supervision of the Company’s board of directors.  One former Company executive officer and director serves on CCA’s parent company’s board of directors and the Company’s Chief Financial Officer is employed by CCA.  The agreement obligates the Company to pay CCA the following fees:

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

For the year ended December 31, the Company paid CCA as follows:

	2006	2005
Management Fees	$1,511,224	$1,445,264
Loan Origination Fees	1,758,325	1,152,164
	$3,269,549	$2,597,428

As of December 31, 2006 and 2005, the Company owed CCA $182,634 and $73,365, respectively under the terms of this agreement.

Cornerstone Capital Advisors, Inc. – Office Lease

Effective August 1, 2004, the Company and CCA entered into a lease agreement whereby CCA is leasing the Company’s corporate office building and office/computer equipment in Cumming, GA.  The lease payment is $5,000 per month.  The initial lease term ended on August 31, 2005, after which time the lease converted to a month-to-month lease.  The Company’s cost basis in the office building and office/computer equipment is approximately $620,000.  The Company received $60,000 from CCA under the terms of this lease during each of the years ending December 31, 2006 and 2005.

Loans made to subsidiaries of Cornerstone Group Holdings, Inc.

During 2005, two loans were made to wholly owned subsidiaries of Cornerstone Group Holdings, Inc (“CGH”).  At the time that these loans were originated, two of the Company’s directors served as directors of CGH.    The two loans were made at similar terms to that of the Company’s third-party loans.

During 2006, the Company originated six loans to entities that are majority or wholly owned subsidiaries of CGH.  All of the loans accrue interest at 10% per annum and mature at various dates in 2007 and 2008.  All of the loans were made at similar terms to that of the Company’s third-party loans.  A summary of all loans to CGH subsidiaries as of December 31, 2006 is as follows:

	Principal	Purpose
Cushman Apartments, LP	$2,010,440	Acquisition/renovation of affordable apartments/condos
Meridian Housing, LLC	697,650	Acquisition/development of affordable apartments/housing
Lauren Ridge Apartments, LP	1,844,089	Acquisition/construction of market rate apartments
Preston Ridge, LLC	770,291	Acquisition/construction of affordable single family housing
Ashton Park Apartments, LP	479,422	Acquisition of land for low income tax credit apartments
River Run Apartments, LLC	1,650,772	Acquisition/construction of market rate apartments
Cambridge Place, LLC	495,991	Acquisition/construction of affordable single family housing
Madison Pointe, LLC	399,581	Acquisition/construction of affordable single family housing
Total	$8,348,236

During the third quarter of 2006, both of the Company directors who also served as directors of CGH resigned their positions on the CGH board.  Also, in late 2006, CGH was dissolved by its parent company, Church Growth Foundation, Inc. (“CGF”); therefore, CGH’s ownership interest in the above entities was transferred to CGF.

Loan to Wellstone Retirement Communities I, LLC

In December 2005, the Company’s two largest borrowers sold eight senior housing properties to Wellstone Retirement Communities I, LLC (“WRC”) which is managed by Cornerstone Capital Advisors, Inc. (“CCA”), which also serves as the Company’s manager.  As a result of this transaction, the Company received $60,677,668 in loan principal and $2,512,500 in bond holdings principal.  The Company immediately supplied subordinated financing of $37,901,607 at 9.5% interest and a two year maturity to WRC to purchase the property.  This loan is included in “Real estate loans, net” on the accompanying December 31, 2006 Consolidated Balance Sheets.  Approximately $10,151,000 in equity was contributed to WRC by independent accredited investors with the remaining $64,077,000 needed to purchase the properties supplied by third-party first mortgage financing.

On January 31, 2006, an additional senior housing property was sold by Sage Living Centers, Inc. to WRC.   The Company received $11,974,400 in bond holdings principal and immediately supplied an additional $1,548,796 in subordinated financing to WRC.  WRC also received an additional $10,922,801 in third party financing at this time.

WRC received additional senior debt financing and equity contributions that allowed them to decrease the Company’s loan principal by approximately $25,570,000 during 2006.  The WRC outstanding loan principal balance on December 31, 2006 was $12,331,339.  In January 2007, WRC refinanced its senior debt and was able to pay off the Company’s loan with proceeds from the refinance and from additional equity contributions.

Loan to Castleberry Properties, LLC

In March 2006, the Company originated a loan to Castleberry Properties, LLC (“Castleberry”) for the acquisition of land that will be developed into an office park.  Cornerstone Capital Advisors, Inc. (“CCA”), the Company’s manager, owns 50% of Castleberry.  As of December 31, 2006, the loan principal outstanding is $850,701 and CCA has contributed $172,000 in equity into Castleberry.  The loan’s maximum commitment is $950,000.

Loans to Wellstone, LLC

In September 2006, two Company officers and two CCA officers each acquired an 18.75% ownership interest in Wellstone LLC, the Company’s largest borrower.  All of the loans accrue interest at 10% per annum and mature at various dates during 2007 and 2008.  All of the loans were originated at terms similar to that of the Company’s third-party loans.  As of December 31, 2006, principal outstanding on the eight project loans to Wellstone LLC totaled $61,972,530.  Seven of the eight project loans were outstanding prior to September 2006 with one loan, with a principal amount outstanding of $1,205,780, added after Wellstone LLC became a related party.

Loan payable to Wellstone Investment Fund, LLC

In August 2006, the Company borrowed $1,589,000 from Wellstone Investment Fund, LLC (“WIF”) under a revolving line of credit agreement.  Cornerstone Capital Advisors, Inc, the Company’s manager, also manages WIF.  In December 2006, the Company repaid the loan; therefore no principal and interest was due to WIF as of December 31, 2006.  Interest paid to WIF during 2006 equaled $51,680.

NOTE 5 - REAL ESTATE LOANS

At December 31, the Company had Real Estate Loans outstanding as follows:

	2006	2005
Family housing development loans	$109,597,643	$60,255,260
Church mortgage loans	8,727,817	8,971,537
Senior housing mortgage loans	13,424,392	38,901,607
Total principal	131,749,852	108,128,404
Accrued Interest	958,069	856,363
Unearned Loan Fees	(3,273,041)	(2,014,488)
Allowance for loan losses	(1,253,000)	(732,000)
Total Real Estate Loans	$128,181,880	$106,238,279

These loans mature as follow: 2007 - $94,195,537; 2008 - $34,940,785; 2009 - $449,253; 2010 - $0; 2011 and beyond - $2,164,277.  Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

Based on the terms of the loans, the Company allows borrowers with loans related to certain family housing and church properties to finance interest payments while the properties are in the development and construction phase of operations.  For the years ended December 31, the net interest payments financed were:

	2006	2005
Current year interest financed	$4,873,928	$1,398,731
Previous years’ financed interest received	(1,428,504)	(798,079)
Net financed interest	$3,445,424	$600,652

On December 31, 2006, the Company had significant credit risk concentrations in the following states:

Georgia - $ 29,027,720

Texas   -  $ 57,910,944

South Carolina - $29,406,638

Impaired loan disclosures for the years ended December 31:

	2006	2005
Number of impaired loans	1	4
Carrying amount	$295,349	$3,854,226
Weighted average investment – year-to-date	$428,714	$3,746,612
Impaired loan interest income	$29,288	$357,959

No allowance for specific impaired loan loss has been recorded because the carrying amount of the impaired loans as of December 31, 2006 and 2005 was less than the present value of their expected future cash flows.

NOTE 6 – REAL ESTATE JOINT VENTURE INVESTMENTS

As of December 31, certain of the Company’s mortgage loans on senior housing facilities are classified as real estate joint venture investments, as follows:

Location	2006	2005
St. Petersburg, FL	7,598,511	5,085,334
Lewisville, TX	545,000	545,000
Chattanooga, TN	6,227,187	5,715,991
San Antonio, TX	4,121,041	2,197,781
Edmond, OK	1,749,424	881,849
Total principal outstanding	20,241,163	14,425,955
Accrued interest	219,777	446,971
Unearned loan fees	-0-	-7,066
Allowance for loan losses	-0-	-0-
Real estate joint venture investments, net	$20,460,940	$14,865,860

All of the loans mature in 2007.  Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

The Company participates in the residual profits of the real estate joint venture investments through loan participation agreements, which enable the Company to receive income from a borrower when a property for which the Company provided financing is sold or refinanced with another lender.  The participation percentage for each property varies between 25% and 33% of the borrower’s gain.

In March 2005, the Company received $257,000 in loan participation income from a borrower as a result of the sale of a senior housing facility in which the Company held a real estate joint venture investment.

All loans accrue interest at 10% per year and, except as noted below, ‘interest-only’ payments are received monthly.  The original loan terms are for one year with either one or two, one year extensions at the Company’s option.  The Company charges a 10% loan origination fee which is financed and included in the loan’s principal balance.

In accordance with loan terms, the Company allows certain borrowers to finance interest payments while their facilities are in the construction or renovation phase of operations.  For the year ended December 31, the net interest payments financed were as follows:

	2006	2005
Current year interest financed	$1,296,055	$500,584
Previous years’ financed interest received	(23,146)	(134,986)
Net financed interest	$1,272,909	$365,598

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

One real estate joint venture investment loan was considered impaired as of December 31, 2006 and 2005. The impaired loan’s carrying amount as of December 31, 2006 and 2005 was $6,328,901 and $6,084,377, respectively.  The loan’s average carrying amount for 2006 and 2005 was $6,206,639 and $5,784,147, respectively.  A total of $593,378 and $565,438 in interest was earned in 2006 and 2005, respectively from this loan.  The loan’s collateral is appraised at $7,400,000; therefore, no loan loss allowance has been established.

NOTE 7 – LOANS TO VARIABLE INTEREST ENTITIES (“VIE”)

Loans to VIE’s – Company not considered the primary beneficiary:

In 2005, the Company originated a loan with a for-profit entity that did not have enough equity at risk to absorb all of its estimated expected losses.  The Company is not considered the primary beneficiary since the entity’s equity guarantees are estimated to be sufficient to absorb the majority of its estimated expected losses, if they occur.  The loan’s carrying amount on December 31, 2006 was $709,389.

In September 2006, Senior Housing Services, Inc. (a non-profit entity) and its subsidiaries sold its ownership interests in seven family housing projects to Wellstone LLC, a for-profit entity formed by the project’s third-party management group.  As part of the purchase agreement, Wellstone LLC assumed all of the Company’s outstanding real estate loans on these projects.  Wellstone LLC is considered a variable interest entity because it does not have enough equity investment at risk to absorb all of its estimated expected losses.  The Company is not considered the primary beneficiary since Wellstone LLC’s subordinated financial instruments are expected to be sufficient to absorb the majority of its estimated expected losses, if they occur.  The Company’s seven original project loans to Wellstone LLC plus one new project loan originated in November 2006, had a total carrying amount of $59,946,064 as of December 31, 2006.

During 2006, the Company originated six loans to borrowers who are considered variable interest entities because they do not have enough equity at risk to absorb all of their estimated expected losses.  Wellstone Retirement Communities I, LLC (“WRC”) has provided guarantees (for a fee) to these entities which, if needed, will be adequate to absorb the majority of each borrower’s estimated expected losses, if they occur; therefore, the Company is not considered the primary beneficiary.  WRC is a related party because Cornerstone Capital Advisors, Inc. manages both entities (see Note 4).  The six loans have a total carrying amount of $5,431,467.  The borrowers are developing real estate for use as market rate apartments, low-income apartments and affordable single family housing.

As of December 31, 2006, the Company has 15 loans with a total carrying amount of $66,086,920 to VIE’s in which the Company is not the primary beneficiary.  These loans are classified as “Real estate loans, net” in the accompanying Consolidated Balance Sheet

Loans to VIE’s – Company considered primary beneficiary:

In 2006, the Company originated one loan to an entity in which the Company is considered the primary beneficiary.  The entity is developing real estate for use as a low income apartment facility.  The loan’s carrying amount as of December 31, 2006 was $5,161,065 and it has been eliminated in consolidation.  Please see Note 9 for additional information on this investment.

NOTE 8 – ALLOWANCE FOR LOAN LOSSES

For the year ended December 31, 2006 and 2005, a summary of changes in the allowance for loan losses by loan type is as follows:

				Real Estate
		Family	Senior	Joint Venture
	Church	Housing	Housing	Investments	Total
Balance – 12/31/04	$-0-	$632,000	$-0-	$-0-	$632,000
Loan loss expense	-0-	100,000	-0-	-0-	100,000
Charge-offs	-0-	-0-	-0-	-0-	-0-
Recoveries	-0-	-0-	-0-	-0-	-0-
Balance –12/31/05	$-0-	$732,000	$-0-	$-0-	$732,000
Loan loss expense	-0-	521,000	-0-	-0-	521,000
Charge-offs	-0-	-0-	-0-	-0-	-0-
Recoveries	-0-	-0-	-0-	-0-	-0-
Balance – 12/31/06	$-0-	$1,253,000	$-0-	$-0-	$1,253,000

Components of allowance for loan losses at December 31:

	2006	2005
Collective loan losses-
Historical experience	$-0-	$-0-
Current credit risk assessment	1,253,000	732,000
Total collective loan losses	1,253,000	732,000
Specific impaired loan losses	-0-	-0-
Total allowance for loan losses	$1,253,000	$732,000

The Company incurred its first loss from a loan in 2006 when the Company sold a foreclosed church property at a loss of $34,000 (see Note 2).  Due to the immaterial amount of recognized losses from loans during the Company’s operating history, there is no collective loan loss allowance related to the Company’s historical experience.  For the years ended December 31, 2006 and 2005, the charges to loan loss expense were due to an increase in the principal outstanding on Family Housing loans and an increase in the management’s assessment of its current risk.

NOTE 9 – CONSOLIDATED REAL ESTATE ASSETS AND OBLIGATIONS

Consolidated real estate assets and obligations include the assets and liabilities of majority-owned subsidiaries and variable interest entities (“VIE”) in which the Company is considered the primary beneficiary.  As of December 31, 2006, one majority-owned subsidiary (Heron Lake, LLC) and one VIE in which the Company is considered the primary beneficiary (Preston Pointe Apartments, LP) have been consolidated.  As of December 31, 2006, the following assets and liabilities are included in the Company’s Consolidated Financial Statements:

	Subsidiary	VIE	Total
Land	$2,459,877	$810,110	$3,269,987
Buildings and improvements	0	4,456,965	4,456,965
Construction in Progress	532,586	-0-	532,586
Loan issue costs	270,324	79,697	350,021
Other	7,500	98,068	105,568
Total assets	$3,270,287	$5,444,840	$8,715,127

Total liabilities	$-0-	$326,149	$326,149

(Current payables and accrued liabilities)

The Company acquired its subsidiary in 2006 by purchasing an 89% ownership interest in an entity which is developing real estate for use as market-rate apartments.  Preliminary construction activities began in the fall of 2006 and construction is expected to start in early 2007.  A United States Department of Housing and Urban Development backed loan is expected to be used for construction and permanent financing.  The VIE investment started in 2006.  The consolidated entity completed construction of a low-income apartment facility late in December 2006.  Lease-up efforts have begun and operations began in January 2007.  Until permanent financing and equity is received by the VIE, its operating results will be included in future Consolidated Financial Statements.

NOTE 10 - GOODWILL

Goodwill associated with the Company’s fiscal year 2000 acquisition of Presbyterian Investor’s Fund, Inc. is carried at $450,997.  Goodwill is tested for impairment at the end of each year using the present value of expected future cash flows to determine its fair value.  At December 31, 2006 and 2005, Goodwill’s fair value exceeded its carrying value; therefore, no provision for impairment loss has been recorded.  No goodwill was acquired or sold in either of the periods presented in these financial statements.

NOTE 11 - UNAMORTIZED DEBT ISSUE COSTS

Unamortized debt issue costs consist of legal, accounting, and filing costs incurred to register the Company’s debt securities, commissions paid or accrued on the sale of debt securities, and loan fees and costs associated with the Company’s loan from Bernard National.  These costs are amortized on a straight-line basis over the period the associated securities/loan are outstanding, generally five years for bonds and three years for the Bernard National loan (See Note 17).  At December 31, 2006, unamortized debt issue costs consist of:

Costs incurred to obtain Bernard National loan	$1,061,889
Costs incurred to register debt securities	963,169
Commissions paid on the sale of debt securities	5,364,094
Less: Accumulated Amortization	(4,069,262)
$3,319,890

Amortization expense was $1,229,565 and $970,617 for the years ended December 31, 2006 and 2005, respectively.  Estimated amortization expense for the next five years:

2007: $1,298,274

2009: $704,988

2011: $110,443

2008: $999,965

2010: $206,220

NOTE 12 - BOND HOLDINGS

Bond holdings at December 31 consist of-	2006	2005
Largo, FL Subordinated Revenue bonds:
Matures 10/1/2033	-0-	13,170,000
Undivided interest sold to investors	-0-	(1,195,600)
Net investment in Largo, FL bonds	-0-	11,974,400
Local Church Bonds, maturing 2013	1,963,403	1,955,821
Cost and fair value of bond holdings	1,963,403	13,930,221
Accrued interest receivable	225,677	385,550
	$2,189,080	$14,315,771

The bonds are not traded on an exchange; however, management estimates, based on the fair value of the bond’s collateral that the fair value of the individual securities is greater than or equal to their carrying amount.  Accordingly, no unrealized holding gains or losses have been recorded in 2006 or 2005.

The local church bonds are considered impaired by the Company due to non-payment of interest.  The Company is working closely with the borrowers to resolve this situation.  As stated above, no unrealized holding loss has been recorded because the Company estimates that the bond’s collateral value exceeds its current carrying amount.

The local church bonds are recorded net of $50,597 and $58,179 in unamortized bond discounts as of December 31, 2006 and 2005, respectively.  The face amount of the bonds is $2,014,000.  During the years ended December 31, 2006 and 2005, $7,582 and $2,241 in bond discounts, respectively, were credited to interest income.

Proceeds from the sale or maturity of bonds were $11,974,400 and $2,543,100 for the years ended December 31, 2006 and 2005, respectively. No realized gains or losses were recognized in either period.  The Company uses the specific identification method to determine realized gains and losses.

Tax-free interest income was $75,359 and $347,583 for the years ended December 31, 2006 and 2005, respectively.

NOTE 13 - INCOME TAXES

The net deferred tax asset in the accompanying Consolidated Balance Sheets includes the following components as of December 31:

	2006	2005
Deferred tax assets	$625,672	$345,658
Deferred tax liabilities	(143,762)	(201,821)
Net deferred tax asset	$481,910	$143,837

The deferred tax liabilities result from the use of accelerated depreciation methods for property and equipment and from using the installment method for tax accounting.  The deferred tax assets result from tax versus financial reporting differences in accounting for allowance for loan losses and from differences in the amortization of debt issue and start-up costs.  The Company estimates that future taxable income will be sufficient to realize the net deferred tax assets; therefore, no valuation allowance was provided for as of December 31, 2006 and 2005.

Components of the Company’s income tax provision for the years ended December 31:

	2006	2005
Current: Federal	$545,193	$328,478
State	62,720	49,078
Deferred: Federal	(304,656)	(192,989)
State	(33,417)	(21,205)
	$269,840	$163,362

Reconciliation of the Company’s income tax provision rate to the statutory federal rate for the years ended December 31:

	2006	2005
Statutory federal rate	35.0%	35.0%
Effect of graduated federal rates	(1.0%)	(1.0%)
State taxes, net of federal benefit	3.7%	3.7%
Effect of tax-free bond interest income	(3.3%)	(15.9%)
Other, net	.3%	.3%
Effective tax provision (benefit) rate	34.7%	22.1%

Current income taxes payable were $0 and $367,038 as of December 31, 2006 and 2005, respectively, and are included in “accounts and other payables” in the accompanying Consolidated Balance Sheets.

NOTE 14 - CASH CONCENTRATION RISK

A cash concentration risk arises when the Company has more cash in a financial institution than is covered by federal deposit insurance. At December 31, 2006, the Company had cash in excess of insured limits totaling $12,649,135.  The Company’s policy is to place its cash investments with high quality financial institutions and has never experienced any loss on holdings in excess of insured limits.

NOTE 15 - INVESTOR BONDS

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

Five year schedule of principal maturities for bonds outstanding at December 31:

Years to Maturity	2006	2005
On demand & 1 year	$44,953,590	$23,058,930
2	18,003,015	34,507,886
3	35,471,416	18,019,184
4	17,922,696	35,638,069
5+	14,213,172	18,083,041
Total Principal	$130,563,889	$129,307,110

At December 31, 2006 and 2005, accrued interest payable was $17,257,318 and $13,755,788, respectively.  Interest rates for bonds outstanding at December 31, 2006 are:

5.00% - $928,296	7.25% - $2,521,455	8.50% - $1,635,287
6.75% - $1,650,194	8.25% - $67,607,284	9.00% - $56,221,373

On August 27, 2004, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to sell up to $20,000,000 of its Series F Investor Bonds along with $9,750,000 of its Common Stock.  The Securities and Exchange Commission notified the Company that it would not complete a full review of the registration statement.  The registration statement became effective on November 1, 2004 and the Company started to sell securities registered in this statement in January 2005.  For the year ended December 31, 2005, the Company sold $19,993,924 in bonds and $623,756 in Common Stock (95,962 shares at $6.50 per share).

The Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission in February 2006 with $60,000,000 in Series G Investor Bonds and $32,500,000 in Common Stock available for issuance.  The terms of the Series G Investor Bonds are similar to the Series E and F bonds.  After a full review by the Securities and Exchange Commission, the registration statement became effective on September 11, 2006 and the Company began to sell securities on September 25, 2006.  For the year ended December 31, 2006, the Company sold $10,916,270 in bonds and $40,281 in Common Stock (6,197 shares at $6.50 per share).

NOTE 16 – MORTGAGE PARTICIPATION AGREEMENTS

In 2003, the Company began selling Mortgage Participation (“MP”) Agreements.  The MP Agreements have not been registered and therefore, are only available to accredited investors.  The agreements are collateralized by specific loans owned by the Company and entitle the investor to a proportionate share of the interest earned on the collateral.  Interest is paid monthly to the MP investor after the Company receives interest payments on related the collateralized loans.  The agreements have no stated maturity date.  Principal payments are made when the Company receives principal payments on the collateralized loans.  Losses that the Company may incur on the collateralized loans are shared pro-rata with the MP Agreement holders.  The Company has the right but not the obligation to redeem the MP Agreements at any time.  The MP Agreement investors do not have the right to sell or repledge their interest in the underlying collateral.  Interest expense related to MP Agreements was $368,439 and $494,709 for the years ended December 31, 2006 and 2005, respectively.  MP Agreement principal and interest outstanding and related collateral as of December 31, 2006:

	MP Amount	Total Collateral
	Outstanding	Carrying Amount
Bluffton, SC family housing loan; matures 4/15/07
with no available extensions	$2,654,873	$3,290,658
Accrued interest payable	28,359
	$2,683,232

The loan which collateralizes the MP Agreements is classified as a real estate loan in the accompanying Consolidated Balance Sheets.  The total carrying amount is equal to the loan’s principal plus accrued interest.

NOTE 17 – LOANS PAYABLE

Outstanding at December 31, 2006:

Bernard National Senior Funding, Ltd

  Interest rate equal to the greater of 8.5%

  or LIBOR + 3.5% – currently 8.826%;

  matures August 31, 2009

Principal outstanding

20,000,000

Interest payable

     152,399

Total principal & interest outstanding

             $20,152,399

Interest expense for the year ended December 31, 2006 was $571,947.

The Bernard National Senior Funding, Ltd. (“Bernard National”) loan is a $40,000,000 revolving credit facility.  The loan is secured by 19 of the Company’s first mortgage real estate loans which had a carrying value of $46,334,675 at December 31, 2006.  Interest-only payments are due monthly.  No principal payments are due until the maturity date unless certain loan to value ratio minimums (as defined in the agreement) are not met.  If these ratio minimums are not met, the Company is required to make a payment which would decrease the loan amount outstanding to an amount which would then allow the Company to meet the loan to value ratio minimums.  As of December 31, 2006 the loan to value ratio minimums have been met.

As part of the Bernard National transaction, the Company formed a wholly-owned subsidiary, CMI Asset Pool I, LLC (“CAP”), and contributed the 19 first mortgage loans to CAP.  These loans were then pledged as collateral to Bernard National as security for the revolving credit facility.  The assets, liabilities and results of operations for CAP are included in these Consolidated Financial Statements.

NOTE 18 - GUARANTEES

The Company is guarantor on 10 loans secured by senior housing, low income housing, affordable family housing and church facilities.  Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require the Company to guarantee the loan as a condition of the extension of the loan by the financial institution.  The loan guarantees are solely limited to amounts drawn under credit facilities and cover outstanding principal and accrued interest and terminates upon maturity and principal repayment or at project stabilization (as defined by the agreement).  Only upon an uncured payment default and upon demand by the financial institution would the Company be required to perform under its guarantee obligations.  The Company’s recourse would be limited to repossession of the underlying collateral and subsequent resale of the facilities.  As of December 31, 2006, all loans which had a guarantee were current based on their loan terms.  Loan guarantees as of December 31, 2006:

	Renewal/			Current	Loan
	Origination	Maturity	Maximum	Principal	Guarantee
Location	Date	Date	Guarantee	Outstanding	Obligation
Charleston, SC	12/30/2005	4/1/2008	$11,500,000	$11,500,000	$100,000
Beaufort, SC	12/30/2005	4/1/2008	8,850,000	8,850,000	150,000
Blythewood, SC	8/25/06	8/25/2008	250,000	250,000	3,750
Seneca, SC	9/08/06	9/8/2008	860,000	860,000	12,900
Spartanburg, SC	9/26/2006	9/26/2008	925,000	925,000	13,875
Lexington, SC	12/29/2006	12/29/08	18,250,000	1,809,422	91,000
Dallas, TX (church)	5/16/2006	5/16/2009	219,000	219,000	2,153
Dallas, TX (church)	6/9/2006	6/9/2009	331,661	331,661	3,215
Dallas, TX (church)	8/24/06	8/24/2009	371,700	371,700	3,717
St. Petersburg, FL	12/18/2004	8/15/07	7,347,300	6,769,240	71,000
			$48,904,661	$31,886,023	$451,610

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

NOTE 19 - BUILDING MORTGAGES

Outstanding at December 31:	2006	2005
Fidelity Bank – collateralized by rental office building	$-0-	$161,015
Interest rate varies with a 7.5% maximum,
loan was paid off in February, 2006.
Fidelity Bank – collateralized by corporate office building	405,127	417,294
Interest rate equal to “prime + 1.5%”, currently 9.75%; monthly principal & interest payment of $4,322; matures Sept. 1, 2009, at which time a balloon payment of $367,628 is due.
Total principal outstanding	$405,127	$578,309

Interest expense	$41,660	$45,197

Estimated annual principal payments: 2007 - $12,938; 2008 - $14,257; 2009 - $377,932.

NOTE 20 - SERIES A CONVERTIBLE PREFERRED STOCK

In 2001, the Company amended its Articles of Incorporation to provide for the issuance of up to 235,000 shares of Series A Convertible Preferred Stock.  The shares do not accrue dividends unless such dividends are declared by the Board of Directors.  The shares entitle the preferred shareholder to have one vote per share, presently equal to the voting rights of Common shareholders.  Each share is convertible, after 3 years, into shares of Common Stock based on a formula.  No Series A Convertible Preferred Stock was outstanding on December 31, 2006 and 2005.

NOTE 21 - EARNINGS PER SHARE

Basic earnings per share for the years ended December 31, 2006 and 2005 have been calculated as follows:

2005	Net Income	$577,627
	Average Common Shares Outstanding	840,376
	Earnings per Common Share	$0.69

2006	Net Income	$508,454
	Average Common Shares Outstanding	886,105
	Earnings per Common Share	$0.57

Diluted earnings per share are the same as basic earnings per share because there are no shares of Series A Convertible Preferred Stock outstanding.  Other than the Series A Convertible Preferred Stock, there are no other potentially dilutive securities, stock options or warrants outstanding.

NOTE 22 – MAJOR CUSTOMERS

The Company received more than 10% of its total revenue for the year ended December 31, 2006 from the following customers:

	Amount	%	Description of Revenue Received
Wellstone, LLC	$6,259,989	36.00%	Interest and fees from real estate loans

Senior Housing Services, Inc and subsidiaries	$3,345,156	19.20%	Interest and fees from real estate joint
			venture investments and real estate loans

Wellstone Retirement Communities I, LLC	3,006,520	17.30%	Interest and fees from a real estate loan
	$12,611,665	72.50%

Senior Housing Services, Inc. and subsidiaries (“SHS”) is not a related party.  SHS neither directly or indirectly controls, is controlled by, nor is under common control of the Company.  There is not common ownership interest, officers, or directors and the Company does not have the power to direct or significantly influence the management or operating policies of SHS.

In September 2006, SHS sold its 100% ownership interests in seven family housing projects to Wellstone LLC, a company formed by the project’s third-party management group.  As part of the purchase agreement, SHS received a preferred minority equity interest in Wellstone LLC.  Wellstone LLC assumed all of the Company’s outstanding loans related to the seven projects that they purchased from SHS. To determine total revenues by major customer, the seven projects purchased by Wellstone LLC were considered owned by Wellstone LLC for all of 2006.  Wellstone LLC is considered a related party of the Company – please refer to Note 4 for additional information about this relationship.

Wellstone Retirement Communities I, LLC and the Company are managed by Cornerstone Capital Advisors, Inc.

NOTE 23 – FINANCIAL INSTRUMENTS

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

The estimated fair values of the Company’s financial instruments at December 31, 2006 are:

	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$12,857,712	$12,857,712
Bond holdings	$2,189,080	$2,189,080
Financial liabilities:
Investor bonds	$130,563,889	$130,563,889
Mortgage participations	$2,654,873	$2,654,873
Building mortgages	$405,127	$405,127
Loan guarantee obligations	$451,610	$451,610