Form 10QSB
period 2007-03-31
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2007-05-14
CIK 1035270

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes X  No__

As of March 31, 2007, there were issued and outstanding 898,282 shares of the common stock of the issuer.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

1

Cornerstone Ministries Investments, Inc.

Index

Page

Form 10-QSB Title Page

1

Index

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets as of March 31, 2007 and 2006

F-2

Consolidated Statements of Operations for the three months

ended March 31, 2007 and 2006

F-3

Consolidated Statements of Changes in Shareholders’ Equity

for the three months ended March 31, 2007 and 2006

F-4

Consolidated Statements of Cash Flows for the three months

ended March 31, 2007 and 2006

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

Certifications – Exhibits 31 and 32

11

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Cornerstone Ministries Investments, Inc.

We have reviewed the accompanying consolidated balance sheets of Cornerstone Ministries Investments, Inc. as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP

Winter Park, Florida

May 11, 2007

CORNERSTONE MINISTRIES INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and 2006

	2007	2006
ASSETS
Cash and cash equivalents	$2,365,276	$4,616,606
Loan guarantee receivable	91,000	-
Loans in process	552,568	690,524
Real estate loans, net (including $82,716,511 and	134,181,052	121,444,742
$40,822,994 from related parties - see note 4)
Real estate joint venture investments, net	21,948,209	16,156,514
Consolidated real estate assets	9,512,328	-
Bond holdings and accrued interest	2,233,773	2,055,001
Property and equipment, net	502,747	530,215
Refundable income taxes	54,982	-
Deferred tax asset, net	621,801	181,070
Goodwill	450,997	450,997
Unamortized debt issue costs	3,179,883	2,605,229
Foreclosed real estate held for sale	-	290,679
Real estate held for investment	340,000	340,000
Other assets	49,809	55,070

TOTAL ASSETS	$176,084,425	$149,416,647

LIABILITIES
Investor certificates and accrued interest	$143,528,618	$139,235,173
Mortgage participations and accrued interest	5,454,819	3,578,597
Loans payable and accrued interest	20,151,900	-
Accounts and other payables (including	120,991	113,952
$67,224 and $19,458 to related parties - see note 4)
Consolidated real estate obligations	306,093	-
Loan guarantee obligations	451,610	234,000
Building mortgages	402,006	413,801

TOTAL LIABILITIES	170,416,037	143,575,523

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, no par
value; 235,000 shares authorized, no
shares issued and outstanding	-	-
Common Stock, $0.01 par value; 29 million shares
authorized; 898,282 and 886,607 shares
issued and outstanding	8,983	8,866
Paid in capital	5,610,166	5,536,550
Retained earnings	49,239	295,708

TOTAL SHAREHOLDERS' EQUITY	5,668,388	5,841,124

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$176,084,425	$149,416,647

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2007 and 2006

	2007	2006
REVENUES
Real estate loan and joint venture interest and fees (including	$4,419,492	$3,704,498
$2,565,042 and $991,767 from related parties - see note 4)
Loan participation and other income (including $15,000	188,642	303,756
and $15,000 from a related party - see note 4)

TOTAL REVENUES	4,608,134	4,008,254

EXPENSES
Investor and loan interest expense	3,519,315	2,990,797
Loan loss expense	90,000	46,000
Marketing expenses	301,614	290,068
Payroll expenses	55,906	-
Management and advisory fees to related party (see note 4)	409,560	349,089
Operating expenses	436,783	186,206

TOTAL EXPENSES	4,813,178	3,862,160

Income (Loss) Before Provision For Income Taxes	(205,044)	146,094

Income Tax Provision (Benefit)	(83,074)	30,079

NET INCOME (LOSS)	$(121,970)	$116,015

Basic and Diluted Earnings (Loss)
per Common Share	$(0.14)	$0.13

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended March 31, 2007 and 2006

	COMMON STOCK:		PAID-IN	PREFERRED	RETAINED	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	EARNINGS	EQUITY

BALANCE, DECEMBER 31, 2005	891,914	$8,919	$5,570,992	$-	$179,693	$5,759,604
Net income					116,015	116,015
Common stock issued	-	-	-			-
Common stock redeemed	(5,307)	(53)	(34,442)			(34,495)

BALANCE, March 31, 2006	886,607	$8,866	$5,536,550	$-	$295,708	$5,841,124

BALANCE, DECEMBER 31, 2006	885,096	$8,851	$5,526,483	$-	$171,209	$5,706,543
Net loss					(121,970)	(121,970)
Common stock issued	15,380	154	99,814			99,968
Common stock issuance costs paid			(1,892)			(1,892)
Common stock redeemed	(2,194)	(22)	(14,239)			(14,261)

BALANCE, MARCH 31, 2007	898,282	$8,983	$5,610,166	$-	$49,239	$5,668,388

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2007 and 2006
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(121,970)	$116,015
Adjustments to reconcile net income to cash
from operations-
Depreciation and amortization	414,303	284,664
Gain from sale of property and equipment	-	(51,540)
Loan loss expense	90,000	46,000
Changes in-
Loans in process	(98,636)	(306,262)
Accrued bond interest, net	(42,798)	288,265
Bond holdings principal discount amortization	(1,895)	(1,895)
Accrued real estate loan/joint venture interest and deferred loan fees	(1,632,830)	(765,993)
(including ($569,719) and ($191,266) from related party loans)
Deferred taxes	(139,891)	(37,233)
Refundable income taxes	6,817	-
Investor and mortgage participation interest payable	(1,543,925)	827,826
Accounts and other payables	(211,808)	(486,359)
Other assets	1,545	17,150

NET CASH USED BY OPERATIONS	(3,281,088)	(69,362)

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made (including $15,479,456 and $5,454,615 to related parties)	(20,400,498)	(25,187,957)
Real estate loan principal payments received (including	15,549,726	10,538,444
$14,792,583 and $4,289,001 from related parties)
Real estate joint venture investments made	(1,092,839)	(1,127,611)
Consolidated real estate assets purchased	(861,767)	-
Bonds redeemed or sold	-	11,974,400
Property and equipment purchased	(580)	(1,685)
Proceeds from sale of property and equipment	-	272,362

NET CASH USED BY INVESTING ACTIVITIES	(6,805,958)	(3,532,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates sold	4,119,430	-
Investor certificates redeemed	(6,872,308)	(4,647,655)
Mortgage participation agreements sold	4,000,000	1,025,000
Mortgage participation agreements redeemed	(1,224,199)	-
Debt issue costs paid	(222,587)	(128,255)
Building mortgage principal payments	(3,121)	(164,508)
Capital lease principal payments	-	(1,231)
Common stock issued, net of issuance costs	98,076	-
Common stock redeemed	(14,261)	(34,495)
Dividends paid	(286,420)	(278,034)

NET CASH USED BY FINANCING ACTIVITIES	(405,390)	(4,229,178)

Net change in cash and cash equivalents	(10,492,436)	(7,830,587)
Cash and cash equivalents at beginning of period	12,857,712	12,447,193

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,365,276	$4,616,606

Supplemental Information-
Interest paid during the period	$5,074,001	$2,174,626
Income taxes paid during the period	$50,000	$375,000
Non-cash transactions-
Investor certificates matured and re-invested	$9,237,241	$-
Loan interest financed and included in loan principal (including	$1,900,071	$494,021
$1,140,911 and $49,189 on related party loans)

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

New Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns.  FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date.  Initial derecognition of amounts would be reported as a cumulative effect of a change in accounting principle.  FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

NOTE 2 – PROPERTY AND EQUIPMENT & FORECLOSED REAL ESTATE HELD FOR SALE

At March 31, property and equipment is composed of:

	2007	2006
Office Condominiums	$550,116	$546,316
Office Computers, Furnishings, Software & Equipment	147,916	147,336
Vehicles	30,351	30,351
Less: Accumulated depreciation	(225,636)	(193,788)
Property and equipment, net	$502,747	$530,215

Depreciation expense	$7,199	$12,783

In the first quarter of 2006, the Company sold its office condominiums which were being leased to a third party.  The net proceeds received at closing were $272,362.  The carrying value of the property sold was $220,822; therefore, a $51,540 gain was recognized from this sale.  With the closing proceeds, the Company paid off the $160,332 in outstanding principal on the mortgage loan that secured the property.

In December 2005, the Company foreclosed on a church loan in Dade City, FL and repossessed the land and building.  The foreclosed asset was initially recorded at the loan’s carrying value of $290,679 because the Company’s management estimated the asset’s fair value to be greater than the loan’s carrying value.  In December 2006, the Company sold the land and building and financed the $275,000 purchase price.  A loss of $34,442 was recognized from this sale in the fourth quarter of 2006.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company makes loan commitments in connection with certain real estate loans and joint venture investments that include funding for project development, building construction, renovations, lease-up operations, financed interest and other amounts that the borrower may draw upon in accordance with the loan agreement.  For existing loans, the Company has $38,012,000 in approved, unused loan commitments for real estate loans and $5,317,000 for real estate joint venture investments as of March 31, 2007.  The Company has four new approved real estate loan commitments totaling $8,600,000 as of March 31, 2007 which the Company expects to fund by year end.

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

For the three months ended March 31, the Company paid CCA as follows:

	2007	2006
Management Fees	$409,560	$349,089
Loan Origination Fees	298,699	640,875
	$708,259	$989,964

As of March 31, 2007 and 2006, the Company owed CCA $67,224 and $19,458, respectively under this agreement.

Cornerstone Capital Advisors, Inc. – Office Lease

Effective August 1, 2004, the Company and CCA entered into a lease agreement whereby CCA is leasing the Company’s corporate office building and office/computer equipment in Cumming, GA.  The lease payment is $5,000 per month.  The initial lease term ended on August 31, 2005, after which time the lease converted to a month-to-month lease.  The Company’s cost basis in the office building and office/computer equipment is approximately $620,000.  The Company received $15,000 from CCA under the terms of this lease during each of the three month periods ending March 31, 2007 and 2006.

Loans made to subsidiaries of Cornerstone Group Holdings, Inc./Church Growth Foundation, Inc.

During 2005 and 2006, eight loans were made to wholly-owned subsidiaries of Cornerstone Group Holdings, Inc (“CGH”).  At the time that these loans were originated, two of the Company’s directors served as directors of CGH.    These loans were made at similar terms to that of the Company’s third-party loans.  All of the loans accrue interest at 10% per annum and mature at various dates in 2007 and 2008.  A summary of all loans to CGH subsidiaries as of March 31, 2007 is as follows:

	Principal	Purpose
Cushman Apartments, LP	$2,115,622	Acquisition/renovation of affordable apartments/condos
Meridian Housing, LLC	967,851	Acquisition/development of affordable apartments/housing
Lauren Ridge Apartments, LP	1,684,656	Acquisition/construction of market rate apartments
Preston Ridge, LLC	794,517	Acquisition/construction of affordable single family housing
Ashton Park Apartments, LP	503,195	Acquisition of land for low income tax credit apartments
River Run Apartments, LLC	1,512,043	Acquisition/construction of market rate apartments
Cambridge Place, LLC	521,395	Acquisition/construction of affordable single family housing
Madison Pointe, LLC	570,576	Acquisition/construction of affordable single family housing
Total	$8,669,855

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

WRC received additional senior debt financing and equity contributions that allowed WRC to decrease the Company’s loan principal by approximately $25,570,000 during 2006.  In January 2007, WRC refinanced its senior debt and was able to completely pay off the Company’s remaining loan amount of $12,331,338 with proceeds from the refinance and from additional equity contributions.

Loan to Castleberry Properties, LLC

In March 2006, the Company originated a loan to Castleberry Properties, LLC (“Castleberry”) for the acquisition of land that is being developed into an office park.  Cornerstone Capital Advisors, Inc. (“CCA”), the Company’s manager, owns 50% of Castleberry.  As of March 31, 2007, the loan principal outstanding is $871,765 and CCA has contributed $172,000 in equity into Castleberry.  The loan’s maximum commitment is $950,000.

Loans to Wellstone, LLC

In September 2006, two Company officers and two CCA officers each acquired an 18.75% ownership interest in Wellstone LLC, the Company’s largest borrower.  All of the loans accrue interest at 10% per annum and mature at various dates during 2007 and 2008.  All of the loans were originated at terms similar to that of the Company’s third-party loans.  As of March 31, 2007, principal outstanding on the nine project loans to Wellstone LLC totaled $75,082,786.  Seven of the nine project loans were outstanding prior to September, 2006.  Two loans, with total principal outstanding of $6,527,508, were added after Wellstone LLC became a related party.  Effective March 31, 2007, one of the Company officers mentioned above resigned his position and is now working for Wellstone LLC.

NOTE 5 - REAL ESTATE LOANS

At March 31, the Company had Real Estate Loans outstanding as follows:

	2007	2006
Family housing development loans	$125,549,034	$80,187,251
Church mortgage loans	11,005,424	7,368,154
Senior housing mortgage loans	1,093,054	36,613,403
Total principal	137,647,512	124,168,808
Accrued Interest	836,832	882,093
Unearned Loan Fees	(2,960,292)	(2,828,159)
Allowance for loan losses	(1,343,000)	(778,000
Total Real Estate Loans	$134,181,052	$121,444,742

These loans mature as follow: 2007 - $72,724,817; 2008 - $60,018,326; 2009 - $378,129; 2010 - $0; 2011 and beyond - $4,526,240.  Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

Based on the terms of the loans, the Company allows borrowers with loans related to certain family housing and church properties to finance interest payments while the properties are in the development and construction phase of operations.  For the three months ended March 31, the net interest payments financed were:

	2007	2006
Current year interest financed	$1,723,077	$891,642
Previous years’ financed interest received	(110,737)	(452,065)
Net financed interest	$1,612,340	$439,577

On March 31, 2007, the Company had significant credit risk concentrations in the following states:

Georgia	-	$31,468,535
Texas	-	$67,769,301
South Carolina	-	$27,725,119

Impaired loan disclosures for the three months ended March 31:

	2007	2006
Number of impaired loans	2	1
Carrying amount	$1,128,494	$363,524
Weighted average investment – year-to-date	$1,120,314	$365,041
Impaired loan interest income	$26,161	$8,566

No allowance for specific impaired loan loss has been recorded because the carrying amount of the impaired loans as of March 31, 2007 and 2006 was less than the present value of their expected future cash flows.

NOTE 6 – REAL ESTATE JOINT VENTURE INVESTMENTS

As of March 31, certain of the Company’s mortgage loans on senior housing facilities are classified as real estate joint venture investments, as follows:

Location	2007	2006
St. Petersburg, FL	8,449,764	5,464,960
Lewisville, TX	545,000	545,000
Chattanooga, TN	6,232,859	5,730,991
San Antonio, TX	4,578,777	2,268,370
Edmond, OK	1,815,333	1,598,689
Total principal outstanding	21,621,733	15,608,010
Accrued interest	326,476	552,037
Unearned loan fees	-0-	(3,533)
Allowance for loan losses	-0-	-0-
Real estate joint venture investments, net	$21,948,209	$16,156,514

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

In accordance with loan terms, the Company allows certain borrowers to finance interest payments while their facilities are in the construction or renovation phase of operations.  For the three months ended March 31, the net interest payments financed were as follows:

	2007	2006
Current year interest financed	$287,731	$891,642
Previous years’ financed interest received	-0-	(452,065)
Net financed interest	$287,731	$439,577

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

One real estate joint venture investment loan was considered impaired as of March 31, 2007 and 2006. The impaired loan’s carrying amount as of March 31, 2007 and 2006 was $6,362,510 and $6,200,445, respectively.  The loan’s average carrying amount for the first three months of 2007 and 2006 was $6,350,639 and $6,142,411, respectively.  A total of $153,637 and $141,068 in interest was earned in the three months ended March 31, 2007 and 2006, respectively from this loan.  The loan’s collateral is appraised at $7,400,000; therefore, no loan loss allowance has been established.

NOTE 7 – LOANS TO VARIABLE INTEREST ENTITIES (“VIE”)

Loans to VIE’s – Company not considered the primary beneficiary:

In 2005, the Company originated a loan with a for-profit entity that did not have enough equity at risk to absorb all of its estimated expected losses.  The Company is not considered the primary beneficiary since the entity’s equity guarantees are estimated to be sufficient to absorb the majority of its estimated expected losses, if they occur.  The loan’s carrying amount on March 31, 2007 was $989,564.

In September 2006, Senior Housing Services, Inc. (a non-profit entity) and its subsidiaries sold its ownership interests in seven family housing projects to Wellstone LLC, a for-profit entity formed by the project’s third-party management group.  As part of the purchase agreement, Wellstone LLC assumed all of the Company’s outstanding real estate loans on these projects.  Wellstone LLC is considered a variable interest entity because it does not have enough equity investment at risk to absorb all of its estimated expected losses.  The Company is not considered the primary beneficiary since Wellstone LLC’s subordinated financial instruments are expected to be sufficient to absorb the majority of its estimated expected losses, if they occur.  The Company’s seven original project loans to Wellstone LLC plus two new project loans originated in November 2006 and January 2007, had a total carrying amount of $73,239,536 as of March 31, 2007.

During 2006, the Company originated six loans to borrowers who are considered variable interest entities because they do not have enough equity at risk to absorb all of their estimated expected losses.  Wellstone Retirement Communities I, LLC (“WRC”) has provided guarantees to these entities which, if needed, will be adequate to absorb the majority of each borrower’s estimated expected losses, if they occur; therefore, the Company is not considered the primary beneficiary.  WRC is a related party because Cornerstone Capital Advisors, Inc. manages both entities (see Note 4).  As of March 31, 2007, the six loans have a total carrying amount of $5,502,753.  The borrowers are developing real estate for use as market rate apartments, low-income apartments and affordable single family homes.

As of March 31, 2007, the Company has 16 loans with a total carrying amount of $79,731,853 to VIE’s in which the Company is not the primary beneficiary.  These loans are classified as “Real estate loans, net” in the accompanying Consolidated Balance Sheet.

Loans to VIE’s – Company considered primary beneficiary:

The Company originated one loan in 2006 and one loan in 2007 in which the Company is considered the primary beneficiary.  The borrowing entities are developing real estate for use as low income apartment facilities.  These two loans have a total carrying amount of $6,017,934 as of March 31, 2007 and they have been eliminated in consolidation.  Please see Note 9 for additional information on these investments.

NOTE 8 – ALLOWANCE FOR LOAN LOSSES

For the three months ended March 31, 2007 and 2006, a summary of changes in the allowance for loan losses by loan type is as follows:

				Real Estate
		Family	Senior	Joint Venture
	Church	Housing	Housing	Investments	Total
Balance – 12/31/05	$-0-	$732,000	$-0-	$-0-	$732,000
Loan loss expense	-0-	46,000	-0-	-0-	46,000
Charge-offs	-0-	-0-	-0-	-0-	-0-
Recoveries	-0-	-0-	-0-	-0-	-0-
Balance –3/31/06	$-0-	$778,000	$-0-	$-0-	$778,000
				-0-
Balance – 12/31/06	$-0-	$1,253,000	$-0-	$-0-	$1,253,000
Loan loss expense	-0-	90,000	-0-	-0-	90,000
Charge-offs	-0-	-0-	-0-	-0-	-0-
Recoveries	-0-	-0-	-0-	-0-	-0-
Balance –3/31/07	$-0-	$1,343,000	$-0-	$-0-	$1,343,000

Components of allowance for loan losses at March 31:

	2007	2006
Collective loan losses-
Historical experience	$-0-	$-0-
Current credit risk assessment	1,343,000	778,000
Total collective loan losses	1,343,000	778,000
Specific impaired loan losses	-0-	-0-
Total allowance for loan losses	$1,343,000	$778,000

The Company incurred its first loss from a loan in 2006 when the Company sold a foreclosed church property at a loss of $34,000.  Due to the immaterial amount of recognized losses from loans during the Company’s operating history, there is no collective loan loss allowance related to the Company’s historical experience.  For the three months ended March 31, 2007 and 2006, the charges to loan loss expense were due to an increase in the principal outstanding on Family Housing loans.

NOTE 9 – CONSOLIDATED REAL ESTATE ASSETS AND OBLIGATIONS

Consolidated real estate assets and obligations include the assets and liabilities of majority-owned subsidiaries and variable interest entities (“VIE”) in which the Company is considered the primary beneficiary.  As of March 31, 2007, one majority-owned subsidiary (Heron Lake, LLC) and two VIE’s in which the Company is considered the primary beneficiary (Preston Pointe Apartments, LP and Bear Place Village, LP) have been consolidated.  As of March 31, 2007, the following assets and liabilities are included in the Company’s Consolidated Financial Statements:

	Subsidiary	VIE’s	Total
Assets:
Land	$2,460,779	$1,242,990	$3,703,769
Buildings and improvements	-0-	4,465,187	4,465,187
Construction in Progress	836,140	15,866	852,006
Loan issue costs	399,441	40,252	439,683
Other assets	-0-	51,683	51,683
Total assets	$3,696,360	$5,815,968	$9,512,328

Liabilities:
Current liabilities	-	$103,593	$103,593
Long-term debt	-	202,500	202,500
Total liabilities	-	$306,093	$306,093

The Company acquired its subsidiary in 2006 by purchasing an 89% ownership interest in an entity which is developing real estate for use as market-rate apartments.  Preliminary construction activities began in the fall of 2006 and construction is expected to start in mid-2007.  A United States Department of Housing and Urban Development backed loan is expected to be used for construction and permanent financing.

The VIE investments were acquired in 2006 and 2007.  Bear Place Village, LP is in the construction stage of operations.  Preston Pointe Apartments, LP completed construction in December 2006 and lease-up operations are in progress.  The operating results from the subsidiary and VIE investments that are included in the Company’s Consolidated Statement of Operations for the three months ending March 31, 2007 are as follows:

Rental and related revenue	$3,168	(included in other income)
Operating expenses	106,775
Net loss	$(103,607)

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

NOTE 11 - UNAMORTIZED DEBT ISSUE COSTS

Unamortized debt issue costs consist of legal, accounting, and filing costs incurred to register the Company’s debt securities, commissions paid or accrued on the sale of debt securities, and loan fees and costs associated with the Company’s loan from Bernard National.  These costs are amortized on a straight-line basis over the period the associated securities/loan are outstanding, generally five years for bonds and three years for the Bernard National loan (See Note 17).  At March 31, 2007, unamortized debt issue costs consist of:

Costs incurred to obtain Bernard National loan	$1,061,889
Costs incurred to register debt securities	975,431
Commissions paid on the sale of debt securities	5,583,146
Less: Accumulated Amortization	(4,440,583)
$3,179,883

Amortization expense was $363,010 and $271,881 for the three months ended March 31, 2007 and 2006, respectively.  Estimated amortization expense for the next five years:

4/2007 – 3/2008: $1,169,867

4/2009 – 3/2010: $659,483

4/2011 – 3/2012: $113,148

4/2008 – 3/2009: $1,021,728

4/2010 – 3/2011: $215,657

NOTE 12 - BOND HOLDINGS

Bond holdings at March 31 consist of-	2007	2006
Local Church Bonds, maturing 2013	1,965,298	$1,957,716
Accrued interest receivable	268,475	97,285
	$2,233,773	$2,055,001

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

The local church bonds are recorded net of $48,702 and $56,284 in unamortized bond discounts as of March 31, 2007 and 2006, respectively.  The face amount of the bonds is $2,014,000.  During the three months ended March 31, 2007 and 2006, $1,895 and $1,895 in bond discounts, respectively, were credited to interest income.

Proceeds from the sale or maturity of bonds were $0 and $11,974,400 for the three months ended March 31, 2007 and 2006, respectively. No realized gains or losses were recognized in either period.  The Company uses the specific identification method to determine realized gains and losses.

Tax-free interest income was $0 and $75,359 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 13 - INCOME TAXES

The net deferred tax asset in the accompanying Consolidated Balance Sheets includes the following components as of March 31:

	2007	2006
Deferred tax assets	$762,219	$368,081
Deferred tax liabilities	(140,418)	(187,011)
Net deferred tax asset	$621,801	$181,070

The deferred tax liabilities result from the use of accelerated depreciation methods for property and equipment and from using the installment method for tax accounting.  The deferred tax assets result from tax versus financial reporting differences in accounting for allowance for loan losses, amortization of debt issue and start-up costs, and variable interest entities.  The Company estimates that future taxable income will be sufficient to realize the net deferred tax assets; therefore, no valuation allowance was provided for as of March 31, 2007 and 2006.

Components of the Company’s income tax provision (benefit) for the three months ended March 31:

		2007	2006
Current:	Federal	$51,192	$58,112
	State	5,625	9,200
Deferred:	Federal	(126,042)	(33,547)
	State	(13,849)	(3,686)
		$($83,074)	$30,079

Reconciliation of the Company’s income tax provision (benefit) rate to the statutory federal rate for the three months ended March 31:

	2007	2006
Statutory federal rate	(35.0%)	35.0%
Effect of graduated federal rates	1.00%	(1.0%)
State taxes, net of federal benefit	(3.7%)	3.7%
Effect of tax-free bond interest income	-	(17.5%)
Other, net	.1%	.4%
Effective tax provision (benefit) rate	(37.6%)	20.6%

Current income taxes payable were $0 and $59,350 as of March 31, 2007 and 2006, respectively, and are included in “accounts and other payables” in the accompanying Consolidated Balance Sheets.

NOTE 14 - CASH CONCENTRATION RISK

A cash concentration risk arises when the Company has more cash in a financial institution than is covered by federal deposit insurance. At March 31, 2007, the Company had cash in excess of insured limits totaling $2,025,743.  The Company’s policy is to place its cash investments with high quality financial institutions and has never experienced any loss on holdings in excess of insured limits.

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

Five year schedule of principal maturities for bonds outstanding at March 31:

Years to Maturity On demand & 1 year 2 3 4 5+ Total Principal	2007 $ 39,279,778 7,587,542 40,314,544 13,027,631 28,605,845 $128,815,340	2006 $ 33,174,959 30,209,125 7,713,061 40,483,453 13,078,857 $124,659,455

At March 31, 2007 and 2006, accrued interest payable was $14,713,278 and $14,575,718, respectively.  Interest rates for bonds outstanding at March 31, 2007 are:

5.00% - $592,473

7.25% - $2,521,455

8.50% - $498,894

6.75% - $1,588,194

8.25% - $81,948,018

9.00% - $41,666,306

The Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission in February 2006 with $60,000,000 in Series G Investor Bonds and $32,500,000 in Common Stock available for issuance.  The terms of the Series G Investor Bonds are similar to the Series E and F bonds.  After a full review by the Securities and Exchange Commission, the registration statement became effective on September 11, 2006 and the Company began to sell securities on September 25, 2006.  For the three months ended March 31, 2007, the Company sold $4,119,430 in bonds and $99,968 in Common Stock (15,380 shares at $6.50 per share).  Also, $9,237,241 in maturing bonds was reinvested into Series G bonds during the three month period ended March 31, 2007.

NOTE 16 – MORTGAGE PARTICIPATION AGREEMENTS

Mortgage Participation (“MP”) Agreements are debt instruments that are collateralized by specific loans owned by the Company and they entitle the investor to a proportionate share of the interest earned on the collateral.  The MP Agreements have not been registered and therefore, are only available to accredited investors.  Interest is paid monthly to the MP investor after the Company receives interest payments on the related collateralized loans.  The agreements have no stated maturity date.  Principal payments are made when the Company receives principal payments on the collateralized loans.  Losses that the Company may incur on the collateralized loans are shared pro-rata with the MP Agreement holders.  The Company has the right but not the obligation to redeem the MP Agreements at any time.  The MP Agreement investors do not have the right to sell or repledge their interest in the underlying collateral.  Interest expense related to MP Agreements was $48,246 and $76,917 for the three months ended March 31, 2007 and 2006, respectively.  MP Agreement principal and interest outstanding and related collateral as of March 31, 2007:

	MP Amount	Total Collateral
	Outstanding	Carrying Amount

Bluffton, SC family housing loan; matures 5/15/07
with no available extensions	$1,430,674	$2,863,417
Chattanooga, TN senior housing loan; matures 6/30/07
with one available extension	4,000,000	$6,362,510
Accrued interest payable	24,145
	$5,454,819

The Bluffton loan which collateralizes the MP Agreements is classified as a real estate loan and the Chattanooga loan is classified as a real estate joint venture investment in the accompanying Consolidated Balance Sheets.  The total carrying amounts are equal to the loan’s principal plus accrued interest.

NOTE 17 – LOANS PAYABLE

Outstanding at March 31, 2007:
Bernard National Senior Funding, Ltd
Interest rate equal to the greater of 8.5%
or LIBOR + 3.5% – currently 8.82%;
matures August 31, 2009
Principal outstanding	20,000,000
Interest payable	151,900
Total principal & interest outstanding	$20,151,900

Interest expense for the three months ended March 31, 2007 was $441,096.

The Bernard National Senior Funding, Ltd. (“Bernard National”) loan is a $40,000,000 revolving credit facility.  The loan is secured by 19 of the Company’s first mortgage real estate loans which had a carrying value of $49,153,610 at March 31, 2007.  Interest-only payments are due monthly.  No principal payments are due until the maturity date unless certain loan to value ratio minimums (as defined in the agreement) are not met.  If these ratio minimums are not met, the Company is required to make a payment which would decrease the loan amount outstanding to an amount which would then allow the Company to meet the loan to value ratio minimums.  As of March 31, 2007 the loan to value ratio minimums have been met.

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

NOTE 18 - GUARANTEES

The Company is guarantor on 10 loans secured by senior housing, low income housing, affordable family housing and church facilities.  Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require the Company to guarantee the loan as a condition of the extension of the loan by the financial institution.  The loan guarantees are solely limited to amounts drawn under credit facilities and cover outstanding principal and accrued interest and terminates upon maturity and principal repayment or at project stabilization (as defined by the agreement).  Only upon an uncured payment default and upon demand by the financial institution would the Company be required to perform under its guarantee obligations.  The Company’s recourse would be limited to repossession of the underlying collateral and subsequent resale of the facilities.  As of March 31, 2007, all loans which had a guarantee were current based on their loan terms.  Loan guarantees as of March 31, 2007:

	Renewal/			Current	Loan
	Origination	Maturity	Maximum	Principal	Guarantee
Location	Date	Date	Guarantee	Outstanding	Obligation
Charleston, SC	12/30/2005	4/1/2008	$11,500,000	$11,500,000	$100,000
Beaufort, SC	12/30/2005	4/1/2008	8,850,000	8,850,000	150,000
Blythewood, SC	8/25/2000	8/25/2008	250,000	250,000	3,750
Seneca, SC	9/8/2006	9/8/2008	860,000	860,000	12,900
Spartanburg, SC	9/26/06	9/26/08	925,000	925,000	13,875
Lexington, SC	12/29/2006	12/29/2008	18,250,000	3,171,686	91,000
Dallas, TX (church)	5/16/2006	5/16/2009	219,000	219,000	2,153
Dallas, TX (church)	6/9/2006	6/9/2009	331,661	331,661	3,215
Dallas, TX (church)	8/24/2006	8/24/2009	371,700	371,700	3,717
St. Petersburg, FL	12/18/2004	8/15/2007	7,347,300	6,753,240	71,000
			$48,904,661	$33,232,287	$451,610

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

NOTE 19 - BUILDING MORTGAGES

Outstanding at March 31	2007	2006
Fidelity Bank – collateralized by corporate office building
Interest rate equal to “prime + 1.5%”, currently 9.75%; monthly principal & interest payment of $4,322; matures Sept. 1, 2009, at which time a balloon payment of $367,628 is due.
Total principal outstanding	$402,006	$413,801

Interest expense	$9,846	$11,215

Estimated annual principal payments:

2007 - $9,817;     2008 - $14,257;     2009 - $377,932.

NOTE 20 - SERIES A CONVERTIBLE PREFERRED STOCK

In 2001, the Company amended its Articles of Incorporation to provide for the issuance of up to 235,000 shares of Series A Convertible Preferred Stock.  The shares do not accrue dividends unless such dividends are declared by the Board of Directors.  The shares entitle the preferred shareholder to have one vote per share, presently equal to the voting rights of Common shareholders.  Each share is convertible, after 3 years, into shares of Common Stock based on a formula.  No Series A Convertible Preferred Stock was outstanding on March 31, 2007 and 2006.

NOTE 21 - EARNINGS PER SHARE

Basic earnings (loss) per share for the three months ended March 31, 2007 and 2006 have been calculated as follows:

2006	Net Income	$116,015
	Average Common Shares Outstanding	888,107
	Earnings per Common Share	$0.13

2007	Net Loss	$(121,970)
	Average Common Shares Outstanding	891,504
	Loss per Common Share	$(0.14)

Diluted earnings (loss) per share are the same as basic earnings (loss) per share because there are no shares of Series A Convertible Preferred Stock outstanding.  Other than the Series A Convertible Preferred Stock, there are no other potentially dilutive securities, stock options or warrants outstanding.

NOTE 22 – MAJOR CUSTOMERS

The Company received more than 10% of its total revenue for the three months ended March 31, 2007 from the following customers:

	Amount	%	Description of Revenue Received
Wellstone, LLC	$2,145,729	46.60%	Interest and fees from real estate loans

Senior Housing Services, Inc and subsidiaries	$905,051	19.60%	Interest and fees from real estate joint venture investments and real estate loans
	$3,050,780	66.20%

Wellstone, LLC is considered a related party of the Company – please refer to Note 4 for additional information about the relationship.

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

The estimated fair values of the Company’s financial instruments at March 31, 2007 are:

	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$2,365,276	$2,365,276
Bond holdings	$2,233,773	$2,233,773
Financial liabilities:
Investor bonds	$128,815,340	$128,815,340
Mortgage participations	$5,430,674	$5,430,674
Building mortgages	$402,006	$402,006
Other loans payable	$20,000,000	$20,000,000
Loan guarantee obligations	$451,610	$451,610

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Selected financial data.

Please read the following selected financial data in conjunction with the rest of this “Management’s Discussion and Analysis or Plan of Operation” and with our financial statements and related notes in this filing.

	Three months ended
	March 31,
	2007	2006
Revenues	$4,608,134	$4,008,254
		2,990,797
Investor interest expense	3,519,315	2,990,797
Loan loss expense	90,000	46,000
Marketing expenses	301,614	290,068
Management/advisory fees	409,560	349,089
Payroll and related costs	55,906	-0-
Operating expenses	436,783	186,206
Total expenses	4,813,178	10,991,649
Operating income (loss)	(205,044)	146,094
Income tax provision (benefit)	(83,074)	30,079
Net income (loss)	$(121,970)	$116,015

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

Comparison of Periods Ended March 31, 2006 and March 31, 2007

General.  Assets increased from $149,416,647 at March 31, 2006 to $176,084,425 at March 31, 2007 for an increase of $26,667,778 or 18%.  The increase is due to our new $20,000,000 revolving credit agreement loan with Bernard National Senior Funding, Ltd and an increase in outstanding Investor Bonds and Mortgage Participation Agreements.  With the cash generated from these increases and with cash already on hand, we invested in real estate loans and joint venture investments, net of principal payments received, of $18,528,005.  We also invested in one subsidiary and two consolidated variable interest entities totaling $9,512,328. Total revenue increased for the three months ended March 31, 2007 by $599,880 (15%) to $4,608,134.  Net income (loss) for the three months ended March 31, 2007 was ($121,970) compared to $116,015 for the same period ended March 31, 2006.

Total real estate loans and joint venture investments outstanding on March 31, 2007 was $156,129,261 compared to $137,601,256 on March 31, 2006 for an increase of $18,528,005 or 13%.  This increase is due to the cash received from the Bernard National loan and an increase in Investor Bonds and Mortgage Participation Agreements and the subsequent origination or refinancing of real estate loans and joint venture investments, as follows:

New real estate loan originations	$23,492,516
Decrease in existing loans, net of principal received	(10,756,206)
New real estate joint venture investments made	-0-
Increase in existing real estate joint venture investments	5,791,695
$18,528,005

Consolidated real estate assets increased due to our investment in one subsidiary (Heron Lakes, LLC) and two variable interest entities in which we are the primary beneficiary.  Heron Lakes, LLC is constructing a market rate apartment facility in South Carolina.  We currently own 89% of this entity.  The two variable interest entities are building low income apartments in South Carolina.  Please refer to Note 9 of the “Notes to Consolidated Financial Statements” for additional information about these investments.  We are actively pursuing the sale of our ownership in Heron Lakes, LLC and the investment of additional capital into the two variable interest entities so that we will not have to consolidate these entities into our financial statements.

All other assets composed primarily of cash, bond holdings, property and equipment, and unamortized debt issue costs were $10,442,836 as of March 31, 2007.

During the second quarter of 2006, we determined that our church bond holdings, with a carrying value of $2,233,773, are impaired due to the non-payment of interest by the borrower.  Our initial and on-going evaluations of the underlying collateral shows that the collateral is worth more than the current carrying value of the bonds; therefore, we have not charged earnings with an unrealized loss and we are continuing to recognize interest from this investment on the accrual basis.  We are working diligently with the borrower and the other bond holders to ensure that this situation is resolved and that our financial investment is preserved.  We were informed on May 2, 2007 that the owner of the collateralized property received a contract for the property which, if it closes, will allow us to be paid in full on our outstanding principal and interest.

Our cash balance decreased $2,251,330 from $4,616,606 on March 31, 2006 to $2,365,276 on March 31, 2007.  This decrease was caused by our redemption of approximately $5.4 million in maturing bond principal in March 2007.

Principal and interest payable on Investor Bonds and Mortgage Participation (“MP”) Agreements increased $6,169,667 or 4.3% from $142,813,770 as of March 31, 2006 to $148,983,437 as of March 31, 2007.  We have sold approximately $18 million in new Series G bonds since September 2006; however, this increase has been offset by approximately $12 million in bond redemptions from maturing bonds.  The large number of redemptions is due to: 1) not having new bonds available for sale for most of 2006 and 2) we are not registered in a number of states that were affected by the Chicago Stock Exchange issue (see page 8 for more on this item) which means that we could not reinvest maturing bonds from investors living in these states.

In August 2006 we entered into a revolving credit agreement with Bernard National Funding, Ltd.  This agreement provides up to $40,000,000 in financing to us and it is secured by 19 of our first mortgage real estate loans.  As of March 31, 2007 we had drawn $20,000,000, which was used to fund new real estate mortgage loan commitments.  We pursued this financing because management believes that we need alternative financing programs available to us outside of our traditional Investor Bond program.  By adding to our financing options we can continue to grow our loan portfolio as we find suitable projects even if the timing of a new Investor Bond series is delayed.

Real estate loan and joint venture interest and fees earned.  Interest income and fees from real estate loans and joint venture investments for the three months ended March 31 is as follows:

	2007	2006	Increase	%
	$4,419,492	$3,704,498	$714,994	19.30%
The increases were due to the following:
Increase in average outstanding principal			$494,797
($152,764,350 – 2007; $132,944,190 – 2006)
Change in weighted average interest rate			42,615
(9.90% - 2007; 9.77% - 2006)
Change in loan fees recognized			177,582
			$714,994

The increase in average outstanding principal and the increase in loan fees recognized are due to the addition of 18 new real estate loans.

Loan participation and other income.  For the three months ended March 31, loan participation and other income decreased $115,114 from $303,756 in 2006 to $188,642 in 2007.  This decrease is due to the following: 1) a $52,000 gain from a fixed asset sale in the first quarter of 2006 and 2) the disposition of $11,974,400 in bond holdings in the first quarter of 2006 which reduced the amount of investment income received in 2007 compared to 2006.

Investor interest expense. Investor interest expense for the three months ended March 31, 2007 was $3,519,315 which is an increase of $528,518 (18%) compared to 2006.  The increase is due to:

Increase in average outstanding certificate principal, including	$$214,521
interest payable subject to compounding
($143,428,635 – 2007; $135,826,303 – 2006)
Change in weighted average interest percentage	(13,682)
(8.69% - 2007; 8.73% - 2006)
Decrease in average outstanding Mortgage Participation principal	(28,671)
($1,929,840 – 2007; $3,076,680 – 2006)
Bernard National loan	441,096
Construction period interest capitalization – rental properties	(84,746)
$$528,518

The construction period interest capitalization relates to the consolidated real estate assets that we obtained when we acquired our 89% ownership interest in Heron Lakes, LLC and from our investment in one consolidated variable interest entity which had property under construction during the first three months of 2007.  During the construction of an asset, interest that is accrued which relates to the assets under construction can be capitalized and included in the cost of the asset.

Loan loss expense and allowance for loan losses.    We charged $90,000 and $46,000 for the three months ended March 31, 2007 and 2006, respectively to loan loss expense.  These charges were due to increases in the family housing development loan portfolio’s outstanding principal.

All of the allowances for loan loss increases that we made are classified as collective loan loss allowances.  A collective loan loss allowance is recognized when the characteristics of a group of loans indicate that it is probable that a loss exists even though the loss cannot be identified with a specific loan.  The allowance for loan losses is reviewed quarterly and increases or decreases are made based on the results of these reviews.

As of March 31, 2007, two church loans and one real estate joint venture investment loan were considered impaired because they are at least six months behind on their interest payments.  The real estate joint venture investment loan had a carrying amount of $6,362,510 and the church loans had a combined carrying amount of $1,128,494 for a total impaired loan amount of $7,491,004 as of March 31, 2007.  At March 31, 2006 we had two church loans and one real estate joint venture investment loan that were considered impaired with a total carrying amount of $6,563,969.  We have received an appraisal on the real estate joint venture investment loan’s collateral and it is estimated to be worth approximately $1.0 million more than the loan’s carrying amount; therefore, we have not recognized an impairment loss on this loan.  We will continue to monitor the operating progress of this borrower, and we are actively involved in possible re-financing opportunities for the property.

As of March 31, 2007, allowance for loan losses as a percent of outstanding loan principal by loan type:

	Loan Loss Allowance	Outstanding Principal	%
Family Housing Development Loans	$1,343,000	$125,549,034	1.1%
Church Mortgage Loans	-0-	11,005,424	0%
Senior Housing Mortgage Loans	-0-	1,093,054	0%
Real Estate Joint Venture Investments	-0-	21,621,733	0%
Total	$1,343,000	$159,269,245.8%

Marketing expenses. Total expenses for the marketing of Investor Bonds for the three months ended March 31, 2007 were $301,614 compared to $290,068 for the same period in 2006.  The increase is due to an increase in sales commission amortization expense which is a result of the sale of new bonds and MP Agreements since March 31, 2006.

Selling commissions paid to brokers for selling Investor Bonds and Mortgage Participations, costs incurred to register Investor Bonds and loan fees related to the Bernard National loan are initially charged to “Unamortized debt issue costs”, which is classified as an asset on our balance sheet.  These costs are then amortized to expense over the term of the related debt.  The Unamortized debt issue cost balance was $3,179,883 and $2,605,229 as of March 31, 2007 and 2006, respectively.

Operating, management and payroll expenses. Management and advisory expenses for the three months ended March 31, 2007 increased $60,471 (17.0%) from $349,089 in 2006 to $409,560 in 2007.  This increase is due to an increase in revenues.

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

Please see Note 4 of the “Notes to Consolidated Financial Statements” for additional information about our agreement with CCA and for amounts that we have paid to CCA during the three months ended March 31, 2007 and 2006.

For the three months ended March 31, 2007 operating expenses were $436,783, which is a $250,577 increase over 2006’s operating expenses of $186,206.  The increase is due to the following:

Loan issue cost amortization	$89,241
Consolidated real estate asset operating costs	106,775
Legal fees	31,506
Other	23,055
$250,577

Loan issue cost amortization increased due to the Bernard National loan (discussed in previous paragraphs) which was added in the third quarter of last year.

The increase in consolidated real estate asset operating costs resulted from the purchase of Heron Lakes, LLC and our investment in two variable interest entities in which are considered the primary beneficiary.  One of the variable interest entities is an operating apartment facility and its operating expenses of $82,674 have been included in our financial statements.  Start-up and administrative costs from the two “under construction” properties, which totaled $24,101, also contributed to this expense.

Legal fees increased due to some additional legal costs related to the Chicago Stock Exchange issue (see the “Legal Proceedings” section for more information on this issue).

Effective October 2006, our president is now employed directly by us instead of by Cornerstone Capital Advisors.  Therefore, payroll costs increased in the first three months of 2007 by $55,906.  This cost includes wages and related taxes, benefits and administrative costs.

Income tax provision (benefit). The income tax provision (benefit) for the three months ended March 31, 2007 was ($83,074) compared to $30,079 for the same period ended March 31, 2006.  The increase in income taxes is due to an increase in pre-tax income.  The Company’s effective tax provision (benefit) rate was (37.6%) and 20.6% for the three months ended March 31, 2007 and 2006, respectively.  A reconciliation of the Company’s effective tax provision rate to the federal statutory rate is included in the attached “Notes to Consolidated Financial Statements” (Note 13).

Dividends.  Dividends of $286,420 and $278,034 were paid in January 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash flows from operations.  Net cash provided (used) by the Company’s operations for the three months ended March 31, 2007 and 2006 was ($3,281,088) and ($69,362), respectively.  The increase in cash used by operations in 2007 of $3,211,726 was due to a $2,371,751 decrease in investor interest payable and an increase in accrued loan interest offset by an increase in depreciation/amortization, loan fees received and other accounts payable.

The decrease in investor interest payable is due to interest payments which were made as a result of a large bond maturity on March 15, 2007.  Some of our investors had previously elected to reinvest the interest due to them until maturity.  At maturity we then paid five years worth of interest to these investors which increased our cash used by operations.

Included in the 2007 and 2006 changes in accrued real estate loan and joint venture interest and deferred loan fee amounts is $1,900,071 and  $494,021 in interest which was financed as part of loan principal.  We receive monthly interest payments on our loans except when the terms of certain loans allow borrowers to finance interest payments while the collateralized property is under development or construction.  A summary (by loan type) of the amount of net financed interest for the three months ended March 31, 2007 and 2006 is as follows:

	2007	2006
Family Housing Development	$1,556,756	$732,597
Church Construction	55,584	(69,333)
Senior Housing	287,731	(169,243)
	$1,900,071	$494,021

The amount for 2007 represents interest accrued and financed in 2007, net of payments received in 2007 that were financed in previous years.  2006’s amount represents interest accrued and financed in 2006, net of payments received in 2006 that were financed in previous years.

The increase in the family housing net financed interest in 2007 compared to 2006 is due to the addition of 10 new projects which are in their development phase of operation and are financing their interest.  This increase in projects in their development phase is partially offset by two projects which have gone into their sales phase and are paying interest to us as they sell homes.  We expect the net financed interest amount to decrease starting in the second quarter of 2007 as two or three more projects are scheduled to go into their sales/operating phase and then start paying interest.

In the first quarter of 2006, we received $69,333 in previously financed church loan interest due to significant pay downs on two church loans.  In late 2006 and early 2007 we originated nine new church construction loans which financed $55,584 in interest in the first quarter of 2007.

The increase in senior housing financed interest in 2007 is due to: 1) the receipt of $223,687 of previously financed interest due to a large loan pay-down in January, 2006 and 2) in 2007 we financed interest on three senior housing loans in which the borrower has started a second phase which is now under construction.  Two of these three properties in which we financed interest during the first quarter of 2007 were sold to a third-party buyer in April 2007; therefore, our financed senior housing loan interest will substantially decrease in the second quarter.

Cash flows from investing activities.    For the three months ended March 31, 2007, the Company used $6,805,958 in cash from investing activities which is an increase of $3,273,911 from $3,532,047 for the three months ended March 31, 2006.  In 2006 we received $11,974,400 from the sale of bond holdings and $252,262 from the sale of our rental office building.  These two items reduced our cash flows used in investing activities in 2006.  We did not have any similar transactions in 2007 so cash used by financing activities increased compared to last year.

Cash flows from financing activities.  During the three month period ended March 31, 2007, cash flows used by financing activities was $405,390 compared to $4,229,178 in 2006.  Normally financing activities provide cash for us to grow our lending business.  However, in the first quarter of 2007 and 2006 this did not happen.  In the first quarter of 2007 we sold $8,119,430 in new bonds and MP Agreements.  However, we redeemed $6,872,308 in maturing bonds and we redeemed $1,224,199 in MP Agreements, which off-set the cash that we received from the sales.  We had a large bond maturity in March 2007 and because we have fewer states in which we are able to sell our bonds (due to the Chicago Stock Exchange issue – see the “Legal Proceedings” section for more information) we could not reinvest as many maturing bonds as we have in past years.  The MP Agreement redemptions were due to normal pay-downs on the loan which collateralized one of the MP Agreements.  These redemptions plus normal cash payments for debt issue costs and dividends caused 2007’s cash flows from financing activities to be negative (a use of cash).

The first quarter of 2006’s cash flows from financing activities was negative because we had no registered bonds for sale; therefore, all maturing bonds were redeemed for cash.

Dividends of $286,420 and $278,034 were paid in the first three months of 2007 and 2006, respectively.

We have $39,279,778 in Investor Bonds coming due or redeemable upon demand in the next 12 months.  $8,478,180 of this amount is for graduated certificates, which allow an investor to redeem their certificate each year on the anniversary date of the purchase.  Based on our historical experience, we expect that less than 25% of the graduated certificates will be redeemed for cash during the next 12 months.

The Securities and Exchange Commission approved our Series G registration statement in September 2006 with approximately $60,000,000 in Series G Investor Bonds available for issuance with terms similar to our Series E and F bonds.    Our historical experience indicates that more than 75% of the maturities will be reinvested into new Investor Bonds; however, with fewer states available for selling our bonds we cannot guarantee that this will happen in the future.  We will ensure that we have enough cash available to handle these maturities.

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

Item 3. Controls and Procedures

The principal executive officer and the principal financial officer of the small business issuer, Cornerstone Ministries Investments, Inc., have, as of March 31, 2007, evaluated the small business issuer’s disclosure controls and procedures, as defined by Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based on their evaluation, they have concluded that those disclosure controls and procedures are designed and implemented effectively to ensure that information required to be disclosed by the small business issuer in the reports that it files or submits under that Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

As of May 11, 2007, we are not aware that any other state has instituted any formal proceeding on this or any other issue related to any of our securities offerings, and we are not a party to any other pending legal proceeding.  We are not aware that any of the properties covered by our mortgage loans is subject to any pending legal proceeding or that any governmental authority is contemplating any legal proceeding involving us or any of those properties, other than as described above.

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)

(1)  Exhibits 31 and 32, Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  No Form 8-K was filed in the first quarter of 2007.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2007

Cornerstone Ministries Investments, Inc. (Registrant)

By: S/Jack Wehmiller

       Jack Wehmiller

       President and acting Chief Financial Officer

