Form 10QSB
period 2007-06-30
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2007-08-14
CIK 1035270

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Not applicable

Former name, address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes    ___X__

No   ______

As of June 30, 2007, there were issued and outstanding 904,923 shares of the common stock of the issuer.

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No  ☒

Cornerstone Ministries Investments, Inc.

Index

Page

Form 10-QSB Title Page	1

Index	2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of June 30, 2007 and 2006	F-2

Consolidated Statements of Operations for the three and six months
ended June 30, 2007 and 2006	F-3

Consolidated Statements of Changes in Shareholders’ Equity
for the Six months ended June 30, 2007 and 2006	F-4

Consolidated Statements of Cash Flows for the six months
ended June 30, 2007 and 2006	F-5

Notes to Consolidated Financial Statements	F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
3

Item 3. Controls and Procedures	9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	9

Item 2. Changes in Securities and Use of Proceeds	9

Item 3. Defaults on Senior Securities	9

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits and Reports on Form 8-K	10

Signatures	10

Certifications – Exhibits 31 and 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Cornerstone Ministries Investments, Inc.

We have reviewed the accompanying consolidated balance sheets of Cornerstone Ministries Investments, Inc. as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP

Winter Park, Florida

August 9, 2007

CORNERSTONE MINISTRIES INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and 2006

	2007	2006
ASSETS
Cash and cash equivalents	$ 6,781,797	$ 1,382,016
Guarantee receivable from related party (see note 4)	35,000	-
Loans in process	831,065	1,108,407
Real estate loans, net (including $84,643,373 and	138,219,946	125,699,215
$42,342,651 from related parties - see note 4)
Real estate joint venture investments, net	16,215,344	16,905,147
Consolidated real estate assets	14,135,417	-
Bond holdings and accrued interest	2,278,466	2,099,694
Property and equipment, net	525,024	525,517
Refundable income taxes	43,878	-
Deferred tax asset, net	809,159	250,918
Goodwill	450,997	450,997
Unamortized debt issue costs	3,108,641	2,377,513
Foreclosed real estate held for sale	-	290,679
Real estate held for investment	340,000	340,000
Other assets	42,604	39,500

TOTAL ASSETS	$183,817,338	$151,469,603

LIABILITIES
Investor certificates and accrued interest	$146,761,768	$140,406,539
Mortgage participations and accrued interest (including	7,317,684	4,113,564
$6,266,792 and $0 to related parties - see note 4)
Loans and mortgages payable and accrued interest	22,614,162	410,665
Dividends payable	231,512	230,518
Accounts and other payables (including	770,505	229,547
$60,760 and $119,190 to related parties - see note 4)
Consolidated real estate obligations	310,891	-
Guarantee obligations (including $35,000 and $0 to	574,610	239,368
related parties - see note 4)

TOTAL LIABILITIES	178,581,132	145,630,201

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, no par
value; 235,000 shares authorized, no
shares issued and outstanding	-	-
Common Stock, $0.01 par value; 29 million shares
authorized; 904,923 and 886,607 shares
issued and outstanding	9,049	8,866
Paid in capital	5,653,219	5,536,550
Retained earnings (deficit)	(426,062)	293,986

TOTAL SHAREHOLDERS' EQUITY	5,236,206	5,839,402

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$183,817,338	$151,469,603

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2007 and 2006

	3 Mo. Ended	3 Mo. Ended	6 Mo. Ended	6 Mo. Ended
	6/30/2007	6/30/2006	6/30/2007	6/30/2006
REVENUES
Real estate loan and joint venture interest and fees	$1,780,520	$3,126,857	$3,634,970	$5,839,588
Real estate loan and joint venture interest and fees
from related parties (see note 4)	2,657,539	1,105,939	5,222,581	2,097,706
Total real estate loan and joint venture interest and fees	4,438,059	4,232,796	8,857,551	7,937,294
Loan participation and other income (including $30,000	150,213	80,907	338,855	384,663
and $30,000 from a related party - see note 4)

TOTAL REVENUES	4,588,272	4,313,703	9,196,406	8,321,957

EXPENSES
Investor and loan interest expense	3,539,520	3,026,911	7,058,835	6,017,708
Investor and loan interest expense to related parties (see note 4)	155,904	-	155,904	-
Loan loss expense	105,000	120,000	195,000	166,000
Marketing expenses	374,204	305,184	675,818	595,252
Payroll expenses	53,757	-	109,663	-
Management and advisory fees to related party (see note 4)	414,071	360,389	823,631	709,478
Operating expenses	327,110	133,093	763,893	319,299

TOTAL EXPENSES	4,969,566	3,945,577	9,782,744	7,807,737

Income (Loss) Before Provision For Income Taxes	(381,294)	368,126	(586,338)	514,220

Income Tax Provision (Benefit)	(137,504)	139,330	(220,578)	169,409

NET INCOME (LOSS)	$(243,790)	$228,796	$(365,760)	$344,811

Basic and Diluted Earnings (Loss)
per Common Share	$(0.27)	$0.26	$(0.41)	$0.39

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended June 30, 2007 and 2006

					RETAINED
	COMMON STOCK:		PAID-IN	PREFERRED	EARNINGS	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	(DEFICIT)	EQUITY

BALANCE, DECEMBER 31, 2005	891,914	$ 8,919	$5,570,992	$ -	$ 179,693	$5,759,604
Net income					344,811	344,811
Dividends declared					(230,518)	(230,518)
Common stock issued	-	-	-			-
Common stock redeemed	(5,307)	(53)	(34,442)			(34,495)

BALANCE, JUNE 30, 2006	886,607	$ 8,866	$5,536,550	$ -	$ 293,986	$5,839,402

BALANCE, DECEMBER 31, 2006	885,096	$ 8,851	$5,526,483	$ -	$ 171,209	$5,706,543
Net loss					(365,760)	(365,760)
Dividends declared					(231,511)	(231,511)
Common stock issued	30,648	306	198,906			199,212
Common stock issuance costs paid			(1,941)			(1,941)
Common stock redeemed	(10,821)	(108)	(70,229)			(70,337)

BALANCE, JUNE 30, 2007	904,923	$ 9,049	$5,653,219	$ -	$(426,062)	$5,236,206

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (365,760)	$ 344,811
Adjustments to reconcile net income to cash
from operations-
Depreciation and amortization	834,757	563,575
Gain from sale of property and equipment	(9,640)	(51,540)
Loan loss expense	195,000	166,000
Changes in-
Loans in process	(377,133)	(724,145)
Accrued bond interest, net	(85,595)	245,468
Bond holdings principal discount amortization	(3,791)	(3,791)
Accrued real estate loan/joint venture interest and deferred loan fees	(676,495)	(1,601,867)
(including ($155,229) and ($159,577) from related party loans)
Deferred taxes	(327,249)	(107,081)
Refundable income taxes	17,921	-
Investor and mortgage participation interest payable	(353,377)	2,249,242
Guarantee obligations, net of related receivables	-	5,368
Accounts and other payables	(245,570)	(370,764)
Other assets	8,750	32,720

NET CASH (USED) PROVIDED BY OPERATIONS	(1,388,182)	747,996

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made (including $32,043,564 and	(41,437,316)	(40,495,922)
$8,427,918 to related parties)
Real estate loan principal payments received (including	32,396,144	22,083,970
$28,706,883 and $5,710,956 from related parties)
Real estate joint venture investments made	(2,185,278)	(1,652,404)
Real estate joint venture investment principal payments received	6,094,475	-
Consolidated real estate assets purchased	(4,850,753)	-
Bonds redeemed or sold	-	11,974,400
Property and equipment purchased	(30,080)	(5,485)
Proceeds from sale of property and equipment	9,640	272,362

NET CASH USED BY INVESTING ACTIVITIES	(10,003,168)	(7,823,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor certificates sold	7,314,503	-
Investor certificates redeemed	(7,996,240)	(4,894,639)
Mortgage participation agreements sold (including	7,265,000	1,556,901
$6,215,000 and $0 from related parties)
Mortgage participation agreements redeemed	(2,654,873)	-
Debt issue costs paid	(515,505)	(170,952)
Loan payable principal proceeds	2,467,162	-
Building mortgage principal payments	(405,127)	(167,644)
Capital lease principal payments	-	(1,231)
Common stock issued, net of issuance costs	197,271	-
Common stock redeemed	(70,337)	(34,495)
Dividends paid	(286,419)	(278,034)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	5,315,435	(3,990,094)

Net change in cash and cash equivalents	(6,075,915)	(11,065,177)
Cash and cash equivalents at beginning of period	12,857,712	12,447,193

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 6,781,797	$ 1,382,016

Supplemental Information-
Interest paid during the period	$ 7,594,727	$ 3,790,368
Income taxes paid during the period	$ 90,000	$ 558,000
Non-cash transactions-
Investor certificates matured and re-invested	$ 9,558,961	$ -
Loan interest financed and included in loan principal (including	$ 1,707,822	$ 1,389,889
$964,376 and $181,392 on related party loans)

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

NOTE 2 – PROPERTY AND EQUIPMENT & FORECLOSED REAL ESTATE HELD FOR SALE

At June 30, property and equipment is composed of:

	2007	2006
Office Condominiums	$550,116	$550,116
Office Computers, Furnishings,
Software & Equipment	147,917	147,336
Vehicles	29,500	30,351
Less: Accumulated depreciation	(202,509)	(202,286)
Property and equipment, net	$525,024	$525,517

Depreciation expense – three months	$7,223	$8,499
Depreciation expense – six months	$14,423	$21,282

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company makes loan commitments in connection with certain real estate loans and joint venture investments that include funding for project development, building construction, renovations, lease-up operations, financed interest and other amounts that the borrower may draw upon in accordance with the loan agreement.  For existing loans, the Company has $38,435,000 in approved, unused loan commitments for real estate loans and $4,234,000 for real estate joint venture investments as of June 30, 2007.  The Company has four new approved real estate loan commitments totaling $8,600,000 as of June 30, 2007 which the Company expects to fund by year end.

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

For the three and six months ended June 30, the Company paid CCA as follows:

	Three Months		Six Months
	2007	2006	2007	2006
Management Fees	$414,071	$360,389	$823,631	$709,478
Loan Origination Fees	239,854	66,450	538,553	707,325
	$653,925	$426,839	$1,362,184	$1,416,803

As of June 30, 2007 and 2006, the Company owed CCA $60,760 and $119,190, respectively under this agreement.

Cornerstone Capital Advisors, Inc. – Office Lease

Effective August 1, 2004, the Company and CCA entered into a lease agreement whereby CCA is leasing the Company’s corporate office building and office/computer equipment in Cumming, GA.  The lease payment is $5,000 per month.  The initial lease term ended on August 31, 2005, after which time the lease converted to a month-to-month lease.  The Company’s cost basis in the office building and office/computer equipment is approximately $630,000.  The Company received $15,000 and $30,000 from CCA under the terms of this lease during each of the three and six month periods ending June 30, 2007 and 2006, respectively.

Loans made to subsidiaries of Cornerstone Group Holdings, Inc./Church Growth Foundation, Inc.

During 2005 and 2006, eight loans were made to wholly-owned subsidiaries of Cornerstone Group Holdings, Inc (“CGH”).  At the time that these loans were originated, two of the Company’s directors served as directors of CGH.    These loans were made at similar terms to that of the Company’s third-party loans.  All of the loans accrue interest at 10% per annum and mature at various dates in 2007 and 2008.  A summary of all loans to CGH subsidiaries as of June 30, 2007 is as follows:

	Principal	Purpose
Cushman Apartments, LP	$2,173,679	Acquisition/renovation of affordable apartments/condos
Meridian Housing, LLC	1,117,476	Acquisition/development of affordable apartments/housing
Lauren Ridge Apartments, LP	1,843,658	Acquisition/construction of market rate apartments
Preston Ridge, LLC	1,118,905	Acquisition/construction of affordable single family housing
Ashton Park Apartments, LP	523,302	Acquisition of land for low income tax credit apartments
River Run Apartments, LLC	1,748,936	Acquisition/construction of market rate apartments
Cambridge Place, LLC	563,095	Acquisition/construction of affordable single family housing
Madison Pointe, LLC	635,746	Acquisition/construction of affordable single family housing
Total	$9,724,797

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

Loan to Castleberry Properties, LLC

In March 2006, the Company originated a loan to Castleberry Properties, LLC (“Castleberry”) for the acquisition of land that is being developed into an office park.  Cornerstone Capital Advisors, Inc. (“CCA”), the Company’s manager, owns 50% of Castleberry.  As of June 30, 2007, the loan principal outstanding is $893,834.  The loan’s maximum commitment is $950,000.  CCA has contributed $238,000 in equity to Castleberry.

Loans to Wellstone, LLC

In September 2006, two Company officers and two CCA officers each acquired an 18.75% ownership interest in Wellstone LLC, the Company’s largest borrower.  All of the loans accrue interest at 10% per annum and mature at various dates during 2007 and 2008.  All of the loans were originated at terms similar to that of the Company’s third-party loans.  As of June 30, 2007, principal outstanding on the nine project loans to Wellstone LLC totaled $76,134,586.  Seven of the nine project loans were outstanding prior to September, 2006.  Two loans, with total principal outstanding of $5,904,189, were added after Wellstone LLC became a related party.  Effective March 31, 2007, one of the Company officers mentioned above resigned his position and is now working for Wellstone LLC.

Mortgage Participation Agreement purchased by Wellstone Retirement Communities I, LLC

In April 2007, Wellstone Retirement Communities I, LLC (“WRC”) purchased $6,215,000 in mortgage participations which are collateralized by a real estate joint venture investment loan with property located in Chattanooga, TN.  The participation pays interest monthly at 10% per annum.  Please see Note 16 for additional information about the Company’s Mortgage Participation Agreements.  During the first six months of 2007, the Company accrued $155,904 in interest expense related to this agreement and paid $104,112 in interest to WRC.  $51,792 in accrued interest is currently owed to WRC by the Company.  As of June 30, 2007, the total principal and accrued interest due to WRC under this agreement is $6,266,792 and is included in “Mortgage participations and accrued interest” on the accompanying Consolidated Balance Sheets.

Wellstone Retirement Communities I, LLC – Company Indemnity Guarantee

In April 2007, the Company provided a guarantee to Wellstone Retirement Communities I, LLC (“WRC”) as part of a WRC asset sale.  In connection with the sale, WRC made customary representations and warranties and agreed to indemnify the purchaser for a breach of these representations and warranties for a period of one year following the date of sale.  The Company agreed to guarantee the indemnity obligations of WRC and another obligor up to a maximum of $3,500,000.  The Company is to receive a fee of $35,000 for providing the guarantee which is recorded as a “guarantee receivable” in the accompanying Consolidated Balance Sheets.

NOTE 5 - REAL ESTATE LOANS

At June 30, the Company had Real Estate Loans outstanding as follows:

	2007	2006
Family housing development loans	$129,246,020	$87,063,831
Church mortgage loans	11,376,096	6,824,172
Senior housing mortgage loans	1,093,054	35,443,403
Total principal	141,715,170	129,331,406
Accrued Interest	840,598	682,743
Unearned Loan Fees	(2,887,822)	(3,416,934)
Allowance for loan losses	(1,448,000)	(898,000)
Total Real Estate Loans	$138,219,946	$125,699,215

These loans mature as follow: 2007 - $45,035,396; 2008 - $90,238,469; 2009 - $925,325; 2010 - $0; 2011 and beyond - $5,515,980.  Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

Based on the terms of the loans, the Company allows borrowers with loans related to certain family housing and church properties to finance interest payments while the properties are in the development and construction phase of operations.  For the six months ended June 30, the net interest payments financed were:

	2007	2006
Current year interest financed	$2,963,012	$2,071,970
Previous years’ financed interest received	(1,258,163)	(928,226)
Net financed interest	$1,704,849	$1,143,744

On June 30, 2007, the Company had significant credit risk concentrations in the following states:

Georgia    -    $33,353,845

Texas       -    $65,776,274

South Carolina    -    $29,216,704

Impaired loan disclosures for the six months ended June 30:

	2007	2006
Number of impaired loans	11	2
Carrying amount	$31,217,470	$863,455
Weighted average investment – year-to-date	$30,265,059	$852,434
Impaired loan interest income – three months	$689,981	$31,755
Impaired loan interest income – six months	$1,372,379	$40,321

Approximately $775,000 in allowance for specific impaired loan loss has been re-classified from the current credit risk assessment loan loss allowance because the total carrying amount of the impaired loans as of June 30, 2007 is greater than the present value of their expected future cash flows.  The total expected future cash flows of the impaired loans is estimated by the Company to be approximately $30,442,000 and includes guarantees from Wellstone LLC and  Cornerstone Capital Advisors, Inc. (both are related parties – see note 4) to two borrowers.  These guarantees have an estimated present value to the borrowers of approximately $4,311,000.  As of June 30, 2006, no specific impaired loan loss allowance had been recorded.

NOTE 6 – REAL ESTATE JOINT VENTURE INVESTMENTS

As of June 30, certain of the Company’s mortgage loans on senior housing facilities are classified as real estate joint venture investments, as follows:

Location	2007	2006
St. Petersburg, FL	9,756,561	6,029,253
Lewisville, TX	-0-	545,000
Chattanooga, TN	6,232,859	5,745,991
San Antonio, TX	-0-	2,400,571
Edmond, OK	-0-	1,603,689
Total principal outstanding	15,989,420	16,324,504
Accrued interest	225,924	580,643
Unearned loan fees	-0-	-0-
Allowance for loan losses	-0-	-0-
Real estate joint venture investments, net	$16,215,344	$16,905,147

All of these loans mature in 2008.  Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

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

In accordance with loan terms, the Company allows certain borrowers to finance interest payments while their facilities are in the construction or renovation phase of operations.  For the six months ended June 30, the net interest payments financed were as follows:

	2007	2006
Current year interest financed	$502,089	$246,145
Previous years’ financed interest received	(499,116)	-0-
Net financed interest	$2,973	$246,145

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

One real estate joint venture investment loan was considered impaired as of June 30, 2007 and 2006. The impaired loan’s carrying amount as of June 30, 2007 and 2006 was $6,373,023 and $6,214,001, respectively.  The loan’s average carrying amount for the first six months of 2007 and 2006 was $6,350,962 and $6,149,189, respectively.  A total of $309,032 and $284,085 in interest was earned in the six months ended June 30, 2007 and 2006, respectively from this loan.  The loan’s collateral is appraised at $7,400,000; therefore, no loan loss allowance has been established.

NOTE 7 – LOANS TO VARIABLE INTEREST ENTITIES (“VIE”)

Loans to VIE’s – Company not considered the primary beneficiary:

In 2005, the Company originated a loan with a for-profit entity that did not have enough equity at risk to absorb all of its estimated expected losses.  The Company is not considered the primary beneficiary since the entity’s equity guarantees are estimated to be sufficient to absorb the majority of its estimated expected losses, if they occur.  The loan’s carrying amount on June 30, 2007 was $1,117,782.

In September 2006, Senior Housing Services, Inc. (a non-profit entity) and its subsidiaries sold its ownership interests in seven family housing projects to Wellstone LLC, a for-profit entity formed by the project’s third-party management group.  As part of the purchase agreement, Wellstone LLC assumed all of the Company’s outstanding real estate loans on these projects.  Wellstone LLC is considered a variable interest entity because it does not have enough equity investment at risk to absorb all of its estimated expected losses.  The Company is not considered the primary beneficiary since Wellstone LLC’s subordinated financial instruments are expected to be sufficient to absorb the majority of its estimated expected losses, if they occur.  The Company’s seven original project loans to Wellstone LLC plus two new project loans originated in November 2006 and January 2007, had a total carrying amount of $74,001,890 as of June 30, 2007.

During 2006, the Company originated six loans to borrowers who are considered variable interest entities because they do not have enough equity at risk to absorb all of their estimated expected losses.  Wellstone Retirement Communities I, LLC (“WRC”) has provided guarantees to these entities which, if needed, will be adequate to absorb the majority of each borrower’s estimated expected losses, if they occur; therefore, the Company is not considered the primary beneficiary.  WRC is a related party because Cornerstone Capital Advisors, Inc. manages both entities (see Note 4).  As of June 30, 2007, the six loans have a total carrying amount of $6,426,851.  The borrowers are developing real estate for use as market rate apartments, low-income apartments and affordable single family homes.

As of June 30, 2007, the Company has 16 loans with a total carrying amount of $81,546,523 to VIE’s in which the Company is not the primary beneficiary.  These loans are classified as “Real estate loans, net” in the accompanying Consolidated Balance Sheet.

Loans to VIE’s – Company considered primary beneficiary:

The Company originated one loan in 2006 and one loan in 2007 in which the Company is considered the primary beneficiary.  The borrowing entities are developing real estate for use as low-income apartment facilities.  These two loans have a total carrying amount of $5,995,161 as of June 30, 2007 and they have been eliminated in consolidation.  Please see Note 9 for additional information on these investments.

NOTE 8 – ALLOWANCE FOR LOAN LOSSES

For the six months ended June 30, 2007 and 2006, a summary of changes in the allowance for loan losses by loan type is as follows:

				Real Estate
		Family	Senior	Joint Venture
	Church	Housing	Housing	Investments	Total
Balance – 12/31/05	$-0-	$732,000	$-0-	$-0-	$732,000
Loan loss expense	-0-	166,000	-0-	-0-	166,000
Charge-offs	-0-	-0-	-0-	-0-	-0-
Recoveries	-0-	-0-	-0-	-0-	-0-
Balance –6/30/06	$-0-	$898,000	$-0-	$-0-	$898,000

Balance – 12/31/06	$-0-	$1,253,000	$-0-	-0-	$1,253,000
Loan loss expense	-0-	195,00	-0-	-0-	195,000
Charge-offs	-0-	-0-	-0-	-0-	-0-
Recoveries	-0-	-0-	-0-	-0-	-0-
Balance –6/30/07	$-0-	$1,448,000	$-0-	$-0-	$1,448,000

Components of allowance for loan losses at June 30:

	2007	2006
Collective loan losses-
Historical experience	$-0-	$-0-
Current credit risk assessment	673,000	898,000
Total collective loan losses	673,000	898,000
Specific impaired loan losses	775,000	-0-
Total allowance for loan losses	$1,448,000	$898,000

The Company incurred its first loss from a loan in 2006 when the Company sold a foreclosed church property at a loss of $34,000.  Due to the immaterial amount of recognized losses from loans during the Company’s operating history, there is no collective loan loss allowance related to the Company’s historical experience.

NOTE 9 – CONSOLIDATED REAL ESTATE ASSETS AND OBLIGATIONS

Consolidated real estate assets and obligations include the assets and liabilities of majority-owned subsidiaries and variable interest entities (“VIE”) in which the Company is considered the primary beneficiary.  As of June 30, 2007, one majority-owned subsidiary (Heron Lake, LLC) and two VIE’s in which the Company is considered the primary beneficiary (Preston Pointe Apartments, LP and Bear Place Village, LP) have been consolidated.  As of June 30, 2007, the following assets and liabilities are included in the Company’s Consolidated Financial Statements:

	Subsidiary	VIE’s	Total
Assets:
Land	$2,553,896	$1,572,080	$4,125,976
Buildings and improvements	-0-	4,133,629	4,133,629
Construction in Progress	4,072,465	34,112	4,106,577
Loan issue costs	802,755	32,852	835,607
Working capital escrows	918,688	-0-	918,688
Other assets	-0-	14,940	14,940
Total assets	$8,347,804	$5,787,613	$14,135,417

Liabilities:
Current liabilities	-	$108,391	$108,391
Long-term debt	-	202,500	202,500
Total liabilities	-	$310,891	$310,891

The Company acquired its subsidiary in 2006 by purchasing an 89% ownership interest in an entity which is developing real estate for use as market-rate apartments.  Construction began in the spring of 2007.  A United States Department of Housing and Urban Development backed loan is being used for construction and permanent financing.  Please see Note 17 for additional information about this loan.

The VIE investments were acquired in 2006 and 2007.  Bear Place Village, LP is in the construction stage of operations.  Preston Pointe Apartments, LP completed construction in December 2006 and lease-up operations are in progress.  The operating results from the subsidiary and VIE investments that are included in the Company’s Consolidated Statement of Operations for the three and six months ending June 30, 2007 are as follows:

	Three Months	Six Months
Rental and related revenue	$8,943	$12,111	(included in other income)
Operating expenses	79,629	186,404
Net loss	$(70,686)	$(174,293)

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

NOTE 11 - UNAMORTIZED DEBT ISSUE COSTS

Unamortized debt issue costs consist of legal, accounting, and filing costs incurred to register the Company’s debt securities, commissions paid or accrued on the sale of debt securities, and loan fees and costs associated with the Company’s loan from Bernard National.  These costs are amortized on a straight-line basis over the period the associated securities/loan are outstanding, generally five years for bonds and three years for the Bernard National loan (See Note 17).  At June 30, 2007, unamortized debt issue costs consist of:

Costs incurred to obtain Bernard National loan	$1,061,889
Costs incurred to register debt securities	982,677
Commissions paid on the sale of debt securities	5,864,500
Less: Accumulated Amortization	(4,800,425)
$3,108,641

Amortization expense was $364,160 and $271,244 for the three months and $726,753 and $543,125 for the six months ended June 30, 2007 and 2006, respectively.  Estimated amortization expense for the next five years:

7/2007 – 6/2008: $1,225,519

7/2009 – 6/2010: $466,343

7/2011 – 6/2012: $114,776

7/2008 – 6/2009: $1,052,972

7/2010 – 6/2011: $249,031

NOTE 12 - BOND HOLDINGS

Bond holdings at June 30 consist of-	2007	2006
Local Church Bonds, maturing 2013	$1,967,194	$1,959,612
Accrued interest receivable	311,272	140,082
	$2,278,466	$2,099,694

The bonds are not traded on an exchange; however, management estimates, based on the fair value of the bond’s collateral that the fair value of the individual securities is greater than or equal to their carrying amount.  Accordingly, no unrealized holding gains or losses have been recorded in 2007 or 2006.

The local church bonds are considered impaired by the Company due to non-payment of interest.  The Company is working closely with the borrowers to resolve this situation.  As stated above, no unrealized holding loss has been recorded because the Company estimates that the bond’s collateral value exceeds its current carrying amount.

The local church bonds are recorded net of $46,806 and $54,388 in unamortized bond discounts as of June 30, 2007 and 2006, respectively.  The face amount of the bonds is $2,014,000.  During the three and six months ended June 30, 2007 and 2006, $1,896 and $3,792 in bond discounts, respectively, were credited to interest income.

Proceeds from the sale or maturity of bonds were $0 and $11,974,400 for the six months ended June 30, 2007 and 2006, respectively. No realized gains or losses were recognized in either period.  The Company uses the specific identification method to determine realized gains and losses.

Tax-free interest income was $0 and $75,359 for the six month periods ending June 30, 2007 and 2006, respectively.

NOTE 13 - INCOME TAXES

The net deferred tax asset in the accompanying Consolidated Balance Sheets includes the following components as of June 30:

	2007	2006
Deferred tax assets	$946,784	$418,637
Deferred tax liabilities	(137,625)	(167,719)
Net deferred tax asset	$809,159	$250,918

The deferred tax liabilities result from the use of accelerated depreciation methods for property and equipment and from using the installment method for tax accounting.  The deferred tax assets result from tax versus financial reporting differences in accounting for allowance for loan losses, amortization of debt issue and start-up costs, and variable interest entities.  The Company estimates that future taxable income will be sufficient to realize the net deferred tax assets; therefore, no valuation allowance was provided for as of June 30, 2007 and 2006.

Components of the Company’s income tax provision (benefit) for the three and six months ended June 30:

	Three Months		Six Months
	2007	2006	2007	2006
Current: Federal	$43,524	$188,469	$94,716	$246,581
State	6,330	20,709	11,955	29,909
Deferred: Federal	(168,810)	(62,986)	(294,852)	(96,533)
State	(18,548)	(6,862)	(32,397)	(3,308)
	$(137,504)	$139,330	$(220,578)	$169,409

Reconciliation of the Company’s income tax provision (benefit) rate to the statutory federal rate for the three and six months ended June 30:

	Three Months		Six Months
	2007	2006	2007	2006
Statutory federal rate	(35.0%)	35.0%	35.0%	(35.0%)
Effect of graduated federal rates	1.0%	(1.0%)	1.0%	(1.0%)
State taxes, net of federal benefit	(3.7%)	3.7%	(3.7%)	3.7%
Effect of tax-free bond interest income	-	-	-	(5.0%)
Other, net	1.6%	.1%	.1%	.2%
Effective tax provision (benefit) rate	(36.1%)	37.8%	(37.6%)	32.9%

Current income taxes payable were $0 and $86,778 as of June 30, 2007 and 2006, respectively, and are included in “accounts and other payables” in the accompanying Consolidated Balance Sheets.

NOTE 14 - CASH CONCENTRATION RISK

A cash concentration risk arises when the Company has more cash in a financial institution than is covered by federal deposit insurance. At June 30, 2007, the Company had cash in excess of insured limits totaling $6,442,591.  The Company’s policy is to place its cash investments with high quality financial institutions and has never experienced any loss on holdings in excess of insured limits.

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

Five year schedule of principal maturities for bonds outstanding at June 30:

Years to Maturity On demand & 1 year 2 3 4 5+ Total Principal	2007 $ 45,599,944 16,511,355 28,968,629 7,681,131 32,127,343 $130,888,402	2006 $ 32,994,100 37,921,187 16,621,986 29,171,435 7,703,763 $ 124,412,471

At June 30, 2007 and 2006, accrued interest payable was $15,873,366 and $15,994,068, respectively.  Interest rates for bonds outstanding at June 30, 2007 are:

5.00% - $592,473

7.25% - $1,306,896

8.25% - $85,288,458

6.75% - $956,130

7.75% - $1,733,731

9.00% - $41,010,714

The Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission in February 2006 with $60,000,000 in Series G Investor Bonds and $32,500,000 in Common Stock available for issuance.  The terms of the Series G Investor Bonds are similar to the Series E and F bonds.  After a full review by the Securities and Exchange Commission, the registration statement became effective on September 11, 2006 and the Company began to sell securities on September 25, 2006.  For the six months ended June 30, 2007, the Company sold $7,314,503 in bonds and $199,212 in Common Stock (30,648 shares at $6.50 per share).  Also, $9,558,961 in maturing bonds was reinvested into Series G bonds during the six months ended June 30, 2007.

NOTE 16 – MORTGAGE PARTICIPATION AGREEMENTS

Mortgage Participation (“MP”) Agreements are debt instruments that are collateralized by specific loans owned by the Company and they entitle the investor to a proportionate share of the interest earned on the collateral.  The MP Agreements have not been registered and therefore, are only available to accredited investors.  Interest is paid monthly to the MP investor after the Company receives interest payments on the related collateralized loans.  The agreements have no stated maturity date.  Principal payments are made when the Company receives principal payments on the collateralized loans.  Losses that the Company may incur on the collateralized loans are shared pro-rata with the MP Agreement holders.  The Company has the right but not the obligation to redeem the MP Agreements at any time.  The MP Agreement investors do not have the right to sell or repledge their interest in the underlying collateral.  Interest expense related to MP Agreements was $169,296 and $93,760 for the three months and $217,542 and $170,677 for the six months ended June 30, 2007 and 2006, respectively.  MP Agreement principal and interest outstanding and related collateral as of June 30, 2007:

	MP Amount	Total Collateral
	Outstanding	Carrying Amount
Bluffton, SC family housing loan; matures 9/01/08
with one available extensions	$1,050,000	$5,288,340
Chattanooga, TN senior housing loan; matures 6/30/08
with no available extensions	6,215,000	$6,373,023
Accrued interest payable	52,684
	$7,317,684

The Bluffton loan which collateralizes the MP Agreements is classified as a real estate loan and the Chattanooga loan is classified as a real estate joint venture investment in the accompanying Consolidated Balance Sheets.  The total carrying amounts are equal to the loan’s principal plus accrued interest less deferred loan fees.

NOTE 17 – LOANS & MORTGAGES PAYABLE

Outstanding at June 30:

	2007	2006
Bernard National Senior Funding, Ltd
Interest rate equal to the greater of 8.5%
or LIBOR + 3.5% – currently 8.82%
Matures August 2009	$20,000,000	$-0-
Prudential Huntoon Paige
Interest rate – 5.75%
Matures June 2048	2,467,162	-0-
Fidelity Bank
Interest rate – 9.75%
Matures September 2009	-0-	410,665
Principal outstanding	22,467,162	410,665
Interest payable	147,000	-0-
Total principal & interest outstanding	$22,614,162	$410,665

Interest expense – three months	$482,278	$9,832
Interest expense – six months	$908,208	$21,047

For the three and six months ended June 30, 2007, $25,428 in interest expense was capitalized because the Prudential Huntoon Paige loan principal proceeds are being used to fund a facility that is under construction.

Loan maturity amounts by year: 2007 - $0; 2008 - $0; 2009 - $20,113,945; 2010 - $120,672; 2011 and thereafter - $2,232,545.

The Bernard National Senior Funding, Ltd. (“Bernard National”) loan is a $40,000,000 revolving credit facility.  The loan is secured by 19 of the Company’s first mortgage real estate loans which had a carrying value of $43,508,645 at June 30, 2007.  Interest-only payments are due monthly.  No principal payments are due until the maturity date unless certain loan to value ratio minimums (as defined in the agreement) are not met.  If these ratio minimums are not met, the Company is required to make a payment which would decrease the loan amount outstanding to an amount which would then allow the Company to meet the loan to value ratio minimums.  As of June 30, 2007 the loan to value ratio minimums have been met.

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

The Prudential Huntoon Paige (“Prudential”) loan is a $17,214,400 construction loan which will convert into a permanent loan once construction is complete.  The loan is being used by the Company’s Heron Lake, LLC subsidiary to construct market-rate apartments in Spartanburg, SC.  During the construction period, monthly interest-only payments are being financed by Prudential and added to the loan’s principal.  After construction is completed, a principal and interest payment of $91,733 will be due monthly.  The underlying land and improvements collateralize the loan.

The Fidelity Bank loan was originally used to finance the Company’s office building.  In June 2007, the loan was paid in full.

NOTE 18 – GUARANTEE OBLIGATIONS

The Company is guarantor on 10 loans secured by senior housing, low income housing, affordable family housing and church facilities.  Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require the Company to guarantee the loan as a condition of the extension of the loan by the financial institution.  The loan guarantees are solely limited to amounts drawn under credit facilities and cover outstanding principal and accrued interest and terminates upon maturity and principal repayment or at project stabilization (as defined by the agreement).  Only upon an uncured payment default and upon demand by the financial institution would the Company be required to perform under its guarantee obligations.  The Company’s recourse would be limited to repossession of the underlying collateral and subsequent resale of the facilities.  As of June 30, 2007, all loans which had a guarantee were current based on their loan terms.

In April 2007, the Company provided an indemnification guarantee to Wellstone Retirement Communities I, LLC (“WRC”).  In connection with a major asset sale, WRC made customary representations and warranties and agreed to indemnify the purchaser for a breach of these representations and warranties for one year from the date of sale.  The Company guaranteed the indemnity obligations of WRC and another obligor up to a maximum of $3,500,000.  The agreed upon fee for this obligation is $35,000, which is outstanding at June 30, 2007 and included in “guarantee receivables” on the accompanying Consolidated Balance Sheets

Guarantee obligations as of June 30, 2007:

	Renewal/			Current	Loan
	Origination	Maturity	Maximum	Principal	Guarantee
Location/Type	Date	Date	Guarantee	Outstanding	Obligation
Charleston, SC	12/30/05	4/1/08	$$11,500,000	$$11,500,000	$100,000
Beaufort, SC	12/30/05	4/1/08	8,850,000	8,850,000	150,000
Blythewood, SC	8/25/06	8/25/08	250,000	250,000	3,750
Seneca, SC	9/08/06	9/08/08	860,000	860,000	12,900
Spartanburg, SC	9/26/06	9/26/08	17,660,000	4,421,454	101,875
Lexington, SC	12/29/06	12/29/08	18,250,000	4,785,960	91,000
Dallas, TX (church)	5/16/06	5/16/09	219,000	219,000	2,153
Dallas, TX (church)	6/09/06	6/9/2009	331,661	331,661	3,215
Dallas, TX (church)	8/24/06	8/24/09	371,700	371,700	3,717
St. Petersburg, FL	12/18/04	8/15/08	7,331,300	6,753,240	71,000
Indemnification	4/13/07	4/13/08	3,500,000	n/a	35,000
			$69,123,661	$38,343,015	$$574,610

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

NOTE 19 - SERIES A CONVERTIBLE PREFERRED STOCK

In 2001, the Company amended its Articles of Incorporation to provide for the issuance of up to 235,000 shares of Series A Convertible Preferred Stock.  The shares do not accrue dividends unless such dividends are declared by the Board of Directors.  The shares entitle the preferred shareholder to have one vote per share, presently equal to the voting rights of Common shareholders.  Each share is convertible, after 3 years, into shares of Common Stock based on a formula.  No Series A Convertible Preferred Stock was outstanding on June 30, 2007 and 2006.

NOTE 20 - EARNINGS PER SHARE

Basic earnings (loss) per share for the three and six months ended June 30, 2007 and 2006 have been calculated as follows:

		Three Months	Six Months
2006	Net Income	$228,796	$344,811
	Average Common Shares Outstanding	886,607	887,464
	Earnings per Common Share	$0.26	$0.39
2007	Net Loss	$(243,790)	$(365,760)
	Average Common Shares Outstanding	900,931	895,923
	Loss per Common Share	$(0.27)	$(0.41)

Diluted earnings (loss) per share are the same as basic earnings (loss) per share because there are no shares of Series A Convertible Preferred Stock outstanding.  Other than the Series A Convertible Preferred Stock, there are no other potentially dilutive securities, stock options or warrants outstanding.

NOTE 21 – MAJOR CUSTOMERS

The Company received more than 10% of its total revenue for the six months ended June 30, 2007 from the following customers:

	Amount	%	Description of Revenue Received
Wellstone, LLC	$4,473,256	48.6%	Interest and fees from a real estate loans

Senior Housing Services, Inc
and subsidiaries	$1,737,359	18.9%	Interest and fees from real estate joint
			venture investments and real estate loans
	$6,210,615	67.5%

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

Loans and mortgages payable – Fair value approximates carrying value since stated rates are similar to rates currently available to the Company for debt with similar terms and remaining maturities.

Loan guarantee obligations – Fair value approximates the risk-factored net present value of possible future cash flows related to the specific loan guarantee obligation.

The estimated fair values of the Company’s financial instruments at June 30, 2007 are:

	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$6,781,797	$6,781,797
Bond holdings	$2,278,466	$2,278,466
Financial liabilities:
Investor bonds	$130,888,402	$130,888,402
Mortgage participations	$7,265,000	$7,265,000
Loans and mortgages payable	$22,467,162	$22,467,162
Loan guarantee obligations	$574,610	$574,610

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Selected financial data.

Please read the following selected financial data in conjunction with the rest of this “Management’s Discussion and Analysis or Plan of Operation” and with our financial statements and related notes in this filing.

	Six months ended
	June 30,
	2007	2006
Revenues	$9,196,406	$8,321,957
Investor/loan interest expense	7,214,739	6,017,708
Loan loss expense	195,000	166,000
Marketing expenses	675,818	595,252
Management/advisory fees	823,631	709,478
Payroll and related costs	109,663	-0-
Operating expenses	763,893	319,299
Total expenses	9,782,744	7,807,737
Operating income (loss)	(586,338)	514,220
Income tax provision (benefit)	(220,578)	169,409
Net income (loss)	$(365,760)	$344,811

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

Comparison of Periods Ended June 30, 2006 and June 30, 2007

General.  Assets increased from $151,469,603 at June 30, 2006 to $183,817,338 at June 30, 2007 for an increase of $32,347,735 or 21%.  The increase is due to our new $20,000,000 revolving credit agreement loan with Bernard National Senior Funding, Ltd and an increase in outstanding Investor Bonds and Mortgage Participation Agreements.  With the cash generated from these increases and with cash already on hand, we invested in real estate loans and joint venture investments, net of principal payments received, of $11,830,928.  We also invested in one subsidiary and two consolidated variable interest entities totaling $14,135,417. Total revenue increased for the six months ended June 30, 2007 by $874,449 (11%) to $9,196,406.  Net income (loss) for the six months ended June 30, 2007 was ($365,760) compared to $344,811 for the same period ended June 30, 2006.

Total real estate loans and joint venture investments outstanding on June 30, 2007 was $154,435,290 compared to $142,604,362 on June 30, 2006 for an increase of $11,830,928 or 8.3%.  This increase is due to the cash received from the Bernard National loan and an increase in Investor Bonds and Mortgage Participation Agreements and the subsequent origination or refinancing of real estate loans and joint venture investments, as follows:

New real estate loan originations	$31,395,892
Decrease in existing loans, net of principal received	(18,875,161)
New real estate joint venture investments made	-0-
Increase in existing real estate joint venture investments	(689,803)
$11,830,928

Consolidated real estate assets increased due to our investment in one subsidiary (Heron Lakes, LLC) and two variable interest entities in which we are the primary beneficiary.  Heron Lakes, LLC is constructing a market rate apartment facility in South Carolina.  We currently own 89% of this entity.  The two variable interest entities are building low income apartments in South Carolina.  Please refer to Note 9 of the “Notes to Consolidated Financial Statements” for additional information about these investments.  We are actively pursuing the sale of our ownership in Heron Lakes, LLC and the investment of additional capital into the two variable interest entities so that we will not have to continue to consolidate these entities into our financial statements.

All other assets composed primarily of cash, bond holdings, property and equipment, and unamortized debt issue costs were $15,246,631 as of June 30, 2007.

During the second quarter of 2006, we determined that our church bond holdings, with a carrying value of $2,278,466 are impaired due to the non-payment of interest by the borrower.  Our initial and on-going evaluations of the underlying collateral shows that the collateral is worth more than the current carrying value of the bonds; therefore, we have not charged earnings with an unrealized loss and we are continuing to recognize interest from this investment on the accrual basis.  We are working diligently with the borrower and the other bond holders to ensure that this situation is resolved and that our financial investment is preserved.  In August 2007, we received approximately $256,000 in past due interest on these bonds.

Our cash balance increased $5,399,781 from $1,382,016 on June 30, 2006 to $6,781,797 on June 30, 2007.  This increase is due to the fact that we are selling new bonds and Mortgage Participations in 2007; whereas in the first six months of 2006 we had no new bonds registered and for sale.

Principal and interest payable on Investor Bonds and Mortgage Participation (“MP”) Agreements increased $9,559,349 or 7% from $144,520,103 as of June 30, 2006 to $154,079,452 as of June 30, 2007.  We have sold approximately $19.2 million in new Series G bonds since September 2006; however, this increase has been offset by approximately $12.8 million in bond redemptions from maturing bonds.  Our MP Agreement principal has also increased approximately $3.2 million in the last year.  The large number of bond redemptions is due to not being registered in a number of states that were affected by the Chicago Stock Exchange issue (see page 8 for more on this item) which means that we could not reinvest maturing bonds from investors living in these states.

In August 2006 we entered into a revolving credit agreement with Bernard National Funding, Ltd.  This agreement provides up to $40,000,000 in financing to us and it is secured by 19 of our first mortgage real estate loans.  As of June 30, 2007 we had drawn $20,000,000, which was used to fund new real estate mortgage loan commitments.  We pursued this financing because management believes that we need alternative financing programs available to us outside of our traditional Investor Bond program.  By adding to our financing options we can continue to grow our loan portfolio as we find suitable projects even if the timing of a new Investor Bond series is delayed.

Real estate loan and joint venture interest and fees earned.  Interest income and fees from real estate loans and joint venture investments for the three and six months ended June 30 is as follows:

	2007	2006	Increase	%
Three Months	$4,438,059	$4,232,796	$205,263	4.8%
Six Months	$8,857,551	$7,937,294	$920,257	11.6%

	Three Months	Six Months
The increases were due to the following:
Increase in average outstanding principal	$289,902	$784,699
(Three months: $157,199,563 – 2007; $144,730,241 – 2006)
(Six Months: $155,234,612 – 2007; $138,837,216 – 2006)
Change in weighted average interest rate	(21,961)	20,654
(Three months: 9.75% - 2007; 9.81% - 2006)
(Six months: 9.82% - 2007; 9.79% - 2006)

Change in loan fees recognized	(62,678)	114,904
	$205,263	$920,257

The increase in average outstanding principal is due to the addition of 22 new real estate loans in the last 12 months.

Loan participation and other income.  For the three and six months ended June 30, 2007 loan participation and other income increased (decreased) $69,306 and ($45,808), respectively as compared to the same periods ended June 30, 2006. These changes are due to the following:

	Three Months	Six Months
Investment interest	$58,222	$1,967
Office rental income	-0-	(12,100)
Gains – fixed asset sales	9,640	(41,900)
Other	1,444	6,225
	$69,306	$(45,808)

Investment income increased this quarter due to an increase in excess cash available for short-term investment.  Office rental income decreased because we sold our office condo rental property near the end of the first quarter in 2006.  Gains from fixed asset sales increased in the three month period due to two small asset sales in June 2007.  These assets were almost fully depreciated when they were sold which then caused the small gain.  Gains from fixed asset sales decreased for the six month period ended June 30, 2007 due to the sale of our rental condo office in the first quarter of 2006, which resulted in a $51,540 gain.

Investor interest expense. Investor interest expense for the three and six months ended June 30, 2007 was $3,695,424 and $7,214,739, respectively which is an increase of $668,513 (22%) and $1,197,031 (20%), respectively compared to the same periods in 2006.  The increase is due to:

	Three Months	Six Months
Increase in average outstanding certificate principal, including	$189,944	$342,790
interest payable subject to compounding
(Three Months: $140,591,895 – 2007; $133,603,067 – 2006)
(Six Months: $142,010,266 – 2007; $135,214,685 – 2006)
Change in weighted average interest percentage	(20,121)	(33,803)
(Three Months: 8.65% - 2007; 8.71% - 2006)
(Six Months: 8.67% - 2007; 8.72% - 2006)
Increase in average outstanding Mortgage Participation principal	75,536	46,865
(Three Months: $6,771,840 – 2007; $3,750,400 – 2006)
(Six Months: $4,350,840 – 2007; $3,413,540 – 2006)
Bernard National loan	445,900	886,996
Construction period interest capitalization – rental properties	(22,746)	(45,817)
	$668,513	$1,197,031

The construction period interest capitalization relates to the consolidated real estate assets that we obtained when we acquired our 89% ownership interest in Heron Lakes, LLC and from our investment in one consolidated variable interest entity which had property under construction during the first six months of 2007.  During the construction of an asset, accrued interest which relates to the assets under construction can be capitalized and included in the cost of the asset.

Loan loss expense and allowance for loan losses.    We charged $105,000 and $120,000 for the three months and $195,000 and $166,000 for the six months ended June 30, 2007 and 2006, respectively to loan loss expense.  These charges were due to increases in the family housing development loan portfolio’s outstanding principal.  Our allowance for loan losses is reviewed quarterly and increases or decreases are made based on the results of these reviews.

In the second quarter of 2007, we re-classified $775,000 of our loan loss allowance to impaired loan loss with the remaining $673,000 classified as a collective loan loss allowance.  A collective loan loss allowance is recognized when the characteristics of a group of loans indicate that it is probable that a loss exists even though the loss cannot be identified with a specific loan.  An impaired loan loss allowance is recognized when a loan is considered impaired and the present value of expected future cash flows from the loan is less than the current carrying value of the loan.

As of June 30, 2007, two church loans and nine family housing loans were considered impaired because they are at least six months behind on their interest payments or because we do not believe it is likely that we will receive all of our interest and principal according to the loan’s original terms.  Our management team has evaluated the underlying assets and related guarantees that collateralize the impaired loans and they have determined that the estimated net present value of expected future cash flows from these loans is, in aggregate, approximately $775,000 less than the $31,217,470 in total carrying amounts of the impaired loans.  Therefore, as stated above, we are transferring $775,000 from our general collective loan loss allowance to our impaired loan loss allowance.  Going forward, we will be tracking these two components of our loan loss allowance separately and we will re-evaluate them at the end of each quarter.  Included in the expected future cash flows of seven of the family housing loans, are guarantees from Wellstone LLC and Cornerstone Capital Advisors, Inc. (“CCA”), both of whom are considered related parties to us.  These guarantees have an expected present value of $4,311,000 and, if needed, will be used by the borrowers to pay loan principal and interest to us.  Wellstone LLC and CCA entered into these guarantee agreements with the borrowers because their management teams were previously involved in managing and/or advising the borrowers on these projects and the respective boards of Wellstone LLC and CCA believe it is their responsibility to be involved in the eventual financial disposition of the projects.

One real estate joint venture investment loan, with a carrying amount of $6,373,023 and $6,214,001 on June 30, 2007 and 2006, respectively was considered impaired.  We have received an appraisal on the real estate joint venture investment loan’s collateral and it is estimated to be worth approximately $1,000,000 more than the loan’s carrying amount; therefore, we have not recognized an impairment loss on this loan.  We will continue to monitor the operating progress of this borrower, and we are actively involved in possible re-financing opportunities for the property.

As of June 30, 2007, allowance for loan losses as a percent of outstanding loan principal by loan type:

	Loan Loss Allowance	Outstanding Principal	%
Family Housing Development Loans	$1,448,000	$129,246,020	1.1%
Church Mortgage Loans	-0-	11,376,096	0%
Senior Housing Mortgage Loans	-0-	1,093,054	0%
Real Estate Joint Venture Investments	-0-	15,989,420	0%
Total	$1,448,000	$157,704,590.9%

Marketing expenses. Total expenses for the marketing of Investor Bonds for the three and six months ended June 30, 2007 were $374,204 and $675,818, respectively, compared to $305,184 and $595,252 for the same periods in 2006.  The increase for the three months ended June 30, 2007 is due to a settlement with Virginia in regard to the Chicago Stock Exchange issue. The increase for the six months ended June 30, 2007 is due to the Virginia settlement ($70,000) mentioned in the previous sentence and an increase in sales commission amortization expense.

Selling commissions paid to brokers for selling Investor Bonds and Mortgage Participations, costs incurred to register Investor Bonds and loan fees related to the Bernard National loan are initially charged to “Unamortized debt issue costs”, which is classified as an asset on our balance sheet.  These costs are then amortized to expense over the term of the related debt.  The Unamortized debt issue cost balance was $3,108,641 and $2,377,513 as of June 30, 2007 and 2006, respectively.

Operating, management and payroll expenses. Management and advisory expenses for the three and six months ended June 30, 2007 increased $53,682 (15.0%) and $114,153 (16%), respectively from $360,389 and $709,478 in 2006 to $414,071 and $823,631 in 2007.  These increases are due to an increase in revenues.

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

Please see Note 4 of the “Notes to Consolidated Financial Statements” for additional information about our agreement with CCA and for amounts that we have paid to CCA during the six months ended June 30, 2007 and 2006.

For the three and six months ended June 30, 2007 operating expenses were $327,110 and $763,893, respectively which is a $194,017 and $444,594 increase over 2006’s operating expenses for the same time periods.  The increases are due to the following:

	Three Months	Six Months
Loan issue cost amortization	$89,241	$178,482
Consolidated real estate asset operating costs	79,629	186,404
Legal fees	18,384	49,891
Other	6,763	29,817
	$194,017	$444,594

Loan issue cost amortization increased due to the Bernard National loan (discussed in previous paragraphs) which was added in the third quarter of last year.

The increase in consolidated real estate asset operating costs resulted from the purchase of Heron Lakes, LLC and our investment in two variable interest entities in which are considered the primary beneficiary.  One of the variable interest entities is an operating apartment facility and its year-to-date operating expenses of $159,842 have been included in our financial statements.  Start-up and administrative costs from the two “under construction” properties, which totaled $26,562, also contributed to this expense.

Legal fees increased due to additional legal costs related to the Chicago Stock Exchange issue (see the “Legal Proceedings” section for more information on this issue).

Effective October 2006, our president is now employed directly by us instead of by Cornerstone Capital Advisors.  Therefore, payroll costs increased for the three and six months ended June 30, 2007 by $53,757 and $109,663, respectively.  These amounts include wages and related taxes, benefits and administrative costs.

Income tax provision (benefit). The income tax provision (benefit) for the three and six months ended June 30, 2007 was ($137,504) and ($220,578), respectively compared to $139,330 and $169,409 for the same periods ended June 30, 2006.  The decrease in income taxes is due to a decrease in pre-tax income.  The Company’s effective tax provision (benefit) rate was (36.1%) and 37.8% for the three months and (37.6%) and 32.9% for the six months ended June 30, 2007 and 2006, respectively.  A reconciliation of the Company’s effective tax provision rate to the federal statutory rate is included in the attached “Notes to Consolidated Financial Statements” (Note 13).

Dividends.  Dividends of $231,511 and $230,518 were declared on June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash flows from operations.  Net cash provided (used) by the Company’s operations for the six months ended June 30, 2007 and 2006 was ($1,388,182) and $747,996, respectively.  The increase in cash used by operations in 2007 of $2,136,178 was due to a decrease in net income, and a $2,602,619 decrease in investor interest payable partially offset by an increase in depreciation/amortization, loan fees received and other accounts payable.

The decrease in investor interest payable is due to interest payments which were made as a result of a large bond maturity on March 15, 2007.  Some of our investors had previously elected to reinvest the interest due to them until maturity.  At maturity we then paid five years of interest to these investors which increased our cash used by operations.

Included in the 2007 and 2006 changes in accrued real estate loan and joint venture interest and deferred loan fee amounts is $1,707,822 and  $1,389,889 in interest which was financed as part of loan principal.  We receive monthly interest payments on our loans except when the terms of certain loans allow borrowers to finance interest payments while the collateralized property is under development or construction.  A summary (by loan type) of the amount of net financed interest for the six months ended June 30, 2007 and 2006 is as follows:

	2007	2006
Family Housing Development	$1,553,948	$1,459,874
Church Construction	150,901	(92,443)
Senior Housing	2,973	22,458
	$1,707,822	$1,389,889

The amount for 2007 represents interest accrued and financed in 2007, net of payments received in 2007 that were financed in previous years.  2006’s amount represents interest accrued and financed in 2006, net of payments received in 2006 that were financed in previous years.

The increase in the family housing net financed interest in 2007 compared to 2006 is due to the addition of 9 new projects which are in their development phase of operation and are financing their interest.  This increase in projects in their development phase is partially offset by 2 large projects which have gone into their sales phase and are now paying interest to us as they sell homes.

In the first six months of 2006, we received $92,443 in previously financed church loan interest due to significant pay downs on three church loans.  In late 2006 and early 2007 we originated 10 new church construction loans which financed $150,901 in interest in the first six months of 2007.

Senior housing financed interest decreased because in the second quarter of 2007 we received loan pay-offs from two projects in which we had financed interest in previous years.

Cash flows from investing activities.    For the six months ended June 30, 2007, the Company used $10,003,168 in cash from investing activities which is an increase of $2,180,089 from $7,823,079 for the six months ended June 30, 2006.  In 2006 we received $11,974,400 from the sale of bond holdings and $272,362 from the sale of fixed assets.  These two items reduced our cash flows used in investing activities in 2006.  We did not have any similar material transactions in 2007 so cash used by financing activities increased compared to last year.

Cash flows from financing activities.  During the six month period ended June 30, 2007, cash flows provided by financing activities was $5,315,435 compared to cash used of $3,990,094 in 2006.  Normally financing activities provide cash for us to grow our lending business.  However, in the first six months of 2006 this did not happen because we had no registered bonds for sale; therefore, all maturing bonds were redeemed for cash.  In the first six months of 2007 our cash provided by financing activities was less than normal because we redeemed $7,996,240 in maturing bonds for cash.  We had a large bond maturity in March 2007 and because we have fewer states in which we are able to sell our bonds (due to our decision not to renew our registration in some states and the Chicago Stock Exchange issue – see the “Legal Proceedings” section for more information), some of our investors could not reinvest their maturing bonds into new bonds.  We expect this trend to continue in the foreseeable future but at a reduced rate given our increased sales focus in states where we are registered.

Dividends of $286,420 and $278,034 were paid in the first six months of 2007 and 2006, respectively.

We have $45,599,944 in Investor Bonds coming due or redeemable upon demand in the next 12 months.  $7,327,010 of this amount is for graduated certificates, which allow an investor to redeem their certificate each year on the anniversary date of the purchase.  Based on our past experience, we expect that less than 25% of the graduated certificates will be redeemed for cash during the next 12 months.

The Securities and Exchange Commission approved our Series G registration statement in September 2006 with approximately $60,000,000 in Series G Investor Bonds available for issuance with terms similar to our Series E and F bonds.    Our historical experience indicates that more than 75% of the maturities will be reinvested into new Investor Bonds; however, with fewer states available for selling our bonds we estimate that this percentage will drop to around 60%.  We will ensure that we have enough cash available to handle these maturities.

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

Item 3. Controls and Procedures

The principal executive officer and the principal financial officer of the small business issuer, Cornerstone Ministries Investments, Inc., have, as of June 30, 2007, evaluated the small business issuer’s disclosure controls and procedures, as defined by Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based on their evaluation, they have concluded that those disclosure controls and procedures are designed and implemented effectively to ensure that information required to be disclosed by the small business issuer in the reports that it files or submits under that Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Part II. Other Information

Item 1. Legal Proceedings

We have become subject to administrative proceedings with various state securities regulators that stem from statements we made in our filings with the Securities and Exchange Commission.  These proceedings relate to allegedly false statements we made in prospectuses and Exchange Act reports that our securities were approved for listing on the Chicago Stock Exchange.  The states allege that we failed to register securities that we offered and sold in these jurisdictions and that we misrepresented the fact that these securities were approved for listing on the Chicago Stock Exchange.  Our defense to these allegations is that we qualified for an exemption from registration in these states because the securities were in fact approved for listing on the Chicago Stock Exchange.  In addition to the existing administrative proceedings, we may become subject to similar administrative proceedings in states that have not yet contacted us.

As of the date of this filing, several states have prohibited us from selling securities in their jurisdictions.  Specifically, New Jersey has prohibited us from selling our Series F bonds to its residents.  Minnesota has ordered us to cease and desist from offering and selling securities to its residents until we are compliant with its laws and until its further order.  Ohio has ordered us to refrain from offering unregistered securities to its residents unless a proper exemption from registration is available.  We have also paid civil fines and made rescission offers.  We may also become subject to similar administrative proceedings with states that have not yet contacted us.

As of August 10, 2007, we are not a party to any other pending legal proceeding.  We are not aware that any of the properties covered by our mortgage loans is subject to any pending legal proceeding or that any governmental authority is contemplating any legal proceeding involving us or any of those properties, other than as described above.

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)

(1)  Exhibits 31 and 32, Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  No Form 8-K was filed in the first six months of 2007.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2007

Cornerstone Ministries Investments, Inc. (Registrant)

By:   S/Jack Wehmiller

         Jack Wehmiller

         President and acting Chief Financial Officer