Form 10QSB
period 2007-09-30
CORNERSTONE MINISTRIES INVESTMENTS INC
filed 2007-11-14
CIK 1035270

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes X No__

As of September 30, 2007, there were issued and outstanding 906,426 shares of the common stock of the issuer.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Cornerstone Ministries Investments, Inc.

Index

Page

Form 10-QSB Title Page	1
2
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of September 30, 2007 and 2006	F-2

Consolidated Statements of Operations for the three and nine months
ended September 30, 2007 and 2006	F-3

Consolidated Statements of Changes in Shareholders’ Equity
for the nine months ended September 30, 2007 and 2006	F-4

Consolidated Statements of Cash Flows for the nine months
ended September 30, 2007 and 2006	F-5

Notes to Consolidated Financial Statements	F-6

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operation	3

Item 3. Controls and Procedures	9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	9

Item 2. Changes in Securities and Use of Proceeds	10

Item 3. Defaults on Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits and Reports on Form 8-K	10

Signatures	10

Certifications – Exhibits 31 and 32	11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Cornerstone Ministries Investments, Inc.

We have reviewed the accompanying consolidated balance sheets of Cornerstone Ministries Investments, Inc. as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP

Winter Park, Florida

November 9, 2007

CORNERSTONE MINISTRIES INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and 2006

	2007	2006
ASSETS
Cash and cash equivalents	$2,033,412	$2,731,880
Guarantee receivable from related party (see note 4)	35,000	-
Loans in process	233,637	488,671
Real estate loans, net (including $86,840,326 and
$36,985,260 from related parties - see note 4)	141,334,727	134,567,995
Real estate joint venture investments, net	17,266,219	18,934,910
Consolidated real estate assets	17,577,389	2,824,061
Bond holdings and accrued interest	1,980,779	2,144,387
Property and equipment, net	517,514	805,308
Deferred tax asset, net	950,888	295,070
Goodwill	450,997	450,997
Unamortized debt issue costs	3,128,256	3,208,723
Real estate held for investment	340,000	340,000
Other assets	84,910	51,089

TOTAL ASSETS	$185,933,728	$166,843,091

LIABILITIES
Investor bonds and accrued interest	$141,165,204	$137,662,332
Mortgage participations and accrued interest (including
$7,224,708 and $0 to related party - see note 4)	8,833,829	4,282,577
Loans and mortgages payable and accrued interest (including
$0 and $1,602,019 to related party - see note 4)	28,559,263	18,131,660
Accounts and other payables (including	-	-
$252,459 and $301,387 to related party - see note 4)	340,691	441,713
Consolidated real estate obligations	1,266,140	-
Guarantee obligations (including $35,000 and $0 to
related party - see note 4)	574,610	273,610

TOTAL LIABILITIES	180,739,737	160,791,892

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, no par
value; 235,000 shares authorized, no
shares issued and outstanding	-	-
Common Stock, $0.01 par value; 29 million shares
authorized; 906,426 and 878,907 shares
issued and outstanding	9,064	8,789
Paid in capital	5,662,412	5,486,577
Retained earnings (deficit)	(477,485)	555,833

TOTAL SHAREHOLDERS' EQUITY	5,193,991	6,051,199

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$185,933,728	$166,843,091

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2007 and 2006

	3 Mo. Ended	3 Mo. Ended	9 Mo. Ended	9 Mo. Ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006
REVENUES
Real estate loan and joint venture interest and fees	$1,861,448	$3,263,051	$5,496,418	$9,102,659
Real estate loan and joint venture interest and fees
from related parties (see note 4)	2,783,667	1,120,985	8,006,248	3,218,671
Total real estate loan and joint venture interest and fees	4,645,115	4,384,036	13,502,666	12,321,330
Loan participation and other income (including $15,000 for each three month period and $45,000 for each nine month period
presented to a related party - see note 4)	146,199	92,701	485,054	477,364
TOTAL REVENUES	4,791,314	4,476,737	13,987,720	12,798,694

EXPENSES
Investor and loan interest expense	3,370,687	3,126,825	10,429,522	9,144,533
Investor and loan interest expense to related party (see note 4)	178,069	-	333,973	-
Loan loss expense	152,000	53,000	347,000	219,000
Marketing expenses	291,045	303,874	966,863	899,126
Payroll expenses	54,147	-	163,810	-
Management and advisory fees to related party (see note 4)	415,543	375,854	1,239,174	1,085,332
Operating expenses	412,342	196,004	1,176,235	515,303

TOTAL EXPENSES	4,873,833	4,055,557	14,656,577	11,863,294

Income (Loss) Before Provision For Income Taxes	(82,519)	421,180	(668,857)	935,400

Income Tax Provision (Benefit)	(31,096)	159,333	(251,674)	328,742

NET INCOME (LOSS)	$(51,423)	$261,847	$(417,183)	$606,658

Basic and Diluted Earnings (Loss)
per Common Share	$(0.05)	$0.29	$(0.46)	$0.68

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2007 and 2006

					RETAINED
	COMMON STOCK:		PAID-IN	PREFERRED	EARNINGS	TOTAL
	SHARES	AMOUNT	CAPITAL	STOCK	(DEFICIT)	EQUITY

BALANCE, DECEMBER 31, 2005	891,914	$8,919	$$5,570,992	$-	$179,693	$5,759,604
Net income					606,658	606,658
Dividends declared					(230,518)	(230,518)
Common stock issued	-	-	-			-
Common stock redeemed	(13,007)	(130)	(84,415)			(84,545)

BALANCE, SEPTEMBER 30, 2006	878,907	$8,789	$5,486,577	$-	$555,833	$6,051,199

BALANCE, DECEMBER 31, 2006	885,096	$8,851	$5,526,483	$-	$171,209	$5,706,543
Net loss					(417,183)	(417,183)
Dividends declared					(231,511)	(231,511)
Common stock issued	32,288	323	209,549			209,872
Common stock issuance costs paid			(2,503)			(2,503)
Common stock redeemed	(10,958)	(110)	(71,117)			(71,227)

BALANCE, SEPTEMBER 30, 2007	906,426	$9,064	$5,662,412	$-	$(477,485)	$5,193,991

SEE ACCOMPANYING NOTES

CORNERSTONE MINISTRIES INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(417,183)	$606,658
Adjustments to reconcile net income to cash
from operations-
Depreciation and amortization	1,258,505	851,813
Gain from sale of property and equipment	(9,640)	(51,540)
Loan loss expense	347,000	219,000
Changes in-
Loans in process	220,295	(104,409)
Accrued bond interest, net	213,988	202,671
Bond holdings principal discount amortization	(5,687)	(5,687)
Accrued real estate loan/joint venture interest and deferred loan fees
(including ($366,832) and ($659,457) from related party loans)	(2,160,932)	(3,155,623)
Deferred taxes	(468,978)	(151,233)
Refundable income taxes	61,799	-
Investor and mortgage participation interest payable	(794,083)	2,158,205
Guarantee obligations, net of related receivables	-	39,610
Accounts and other payables	8,742	(23,895)
Other assets	(33,556)	21,131

NET CASH (USED) PROVIDED BY OPERATIONS	(1,779,730)	606,701

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate loans made (including $43,776,274 and
$12,387,727 to related parties)	(56,403,640)	(64,709,145)
Real estate loan principal payments received (including
$38,688,477 and $14,411,398 from related parties)	45,255,877	38,632,408
Real estate joint venture investments made	(2,911,906)	(3,385,406)
Real estate joint venture investment principal payments received	6,094,475	-
Consolidated real estate assets purchased	(8,067,143)	(2,824,061)
Bonds redeemed or sold	-	11,974,400
Property and equipment purchased	(30,528)	(5,485)
Proceeds from sales of property and equipment	9,640	272,362

NET CASH USED BY INVESTING ACTIVITIES	(16,053,225)	(20,044,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor bonds sold	9,677,433	1,591,589
Investor bonds redeemed	(15,498,883)	(9,136,761)
Mortgage participation agreements sold (including
$7,165,000 and $0 from related parties)	8,765,000	1,904,940
Mortgage participation agreements redeemed	(2,654,873)	(181,663)
Debt issue costs paid	(899,619)	(1,279,512)
Loan payable principal proceeds (including $0 and $1,589,000
from related party)	8,406,513	17,589,000
Building mortgage principal payments	(405,127)	(170,352)
Capital lease principal payments	-	(1,231)
Common stock issued, net of issuance costs	207,369	-
Common stock redeemed	(71,227)	(84,545)
Dividends paid	(517,931)	(508,552)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,008,655	9,722,913

Net change in cash and cash equivalents	(10,824,300)	(9,715,313)
Cash and cash equivalents at beginning of period	12,857,712	12,447,193

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,033,412	$2,731,880

Supplemental Information-
Interest paid during the period	$11,613,920	$6,900,836
Income taxes paid during the period	$125,000	$758,000
Non-cash transactions-
Investor certificates matured and re-invested	$15,837,701	$3,243,765
Loan interest financed and included in loan principal (including	$2,464,458	$3,291,365
$1,100,196 and $384,125 on related party loans)

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”.  FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  FAS 159 is effective for fiscal years ending after November 15, 2007.  The Company is evaluating the impact of adopting FAS 159 on its financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

At September 30, property and equipment is composed of:

	2007	2006
Office Condominiums	$550,116	$550,116
Church Property	-	290,679
Office Computers, Furnishings,
Software & Equipment	148,364	147,336
Vehicles	29,500	30,351
Less: Accumulated depreciation	(210,466)	(213,174)
Property and equipment, net	$517,514	$805,308

Depreciation expense – three months	$7,957	$10,887
Depreciation expense – nine months	$22,380	$32,170

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company makes loan commitments in connection with certain real estate loans and joint venture investments that include funding for project development, building construction, renovations, lease-up operations, financed interest and other amounts that the borrower may draw upon in accordance with the loan agreement.  For existing loans, the Company has $38,024,000 in approved, unused loan commitments for real estate loans and $3,109,000 for real estate joint venture investments as of September 30, 2007.  The Company has three new approved real estate loan commitments totaling $5,600,000 as of September 30, 2007 which the Company expects to fund in 2008.

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

For the three and nine months ended September 30, the Company paid CCA as follows:

	Three Months		Nine Months
	2007	2006	2007	2006
Management Fees	$415,543	$375,854	$1,239,174	$1,085,332
Loan Origination Fees	85,976	512,100	624,529	1,219,425
	$501,519	$887,954	$1,863,703	$2,304,757

As of September 30, 2007 and 2006, the Company owed CCA $252,459 and $301,387, respectively under this agreement.

Cornerstone Capital Advisors, Inc. – Office Lease

Effective August 1, 2004, the Company and CCA entered into a lease agreement whereby CCA is leasing the Company’s corporate office building and office/computer equipment in Cumming, GA.  The lease payment is $5,000 per month.  The initial lease term ended on August 31, 2005, after which time the lease converted to a month-to-month lease.  The Company’s cost basis in the office building and office/computer equipment is approximately $631,000.  The Company received $15,000 and $45,000 from CCA under the terms of this lease during each of the three and nine month periods ending September 30, 2007 and 2006, respectively.

Loans made to subsidiaries of Cornerstone Group Holdings, Inc./Church Growth Foundation, Inc.

Nine loans have been made to wholly-owned subsidiaries of Cornerstone Group Holdings, Inc (“CGH”).  At the time that these loans were originated, two of the Company’s directors served as directors of CGH.    These loans were made at similar terms to that of the Company’s third-party loans.  All of the loans accrue interest at 10% per annum and mature at various dates in 2008.  A summary of all loans to CGH subsidiaries as of September 30, 2007 is as follows:

	Principal	Purpose
Cushman Apartments, LP	$2,271,881	Acquisition/renovation of affordable apartments/condos
Meridian Housing, LLC	1,341,980	Acquisition/development of affordable apartments/housing
Lauren Ridge Apartments, LP	1,914,031	Acquisition/construction of market rate apartments
Preston Ridge, LLC	1,229,886	Acquisition/construction of affordable single family housing
Ashton Park Apartments, LP	626,298	Acquisition of land for low income tax credit apartments
River Run Apartments, LLC	1,850,134	Acquisition/construction of market rate apartments
Cambridge Place, LLC	629,862	Acquisition/construction of affordable single family housing
San Marcos Apartments, LP	770,000	Acquisition/construction of low income tax credit apartments
Madison Pointe, LLC	695,492	Acquisition/construction of affordable single family housing
Total	$11,329,564

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

Loan to Castleberry Properties, LLC

In March 2006, the Company originated a loan to Castleberry Properties, LLC (“Castleberry”) for the acquisition of land that is being developed into an office park.  Cornerstone Capital Advisors, Inc. (“CCA”), the Company’s manager, owns 50% of Castleberry.  As of September 30, 2007, the loan principal outstanding is $932,301.  The loan’s maximum commitment is $950,000.  CCA has contributed $243,000 in equity to Castleberry.

Loans to Wellstone, LLC

In September 2006, two Company officers and two CCA officers each acquired an 18.75% ownership interest in Wellstone LLC, the Company’s largest borrower.  All of the loans accrue interest at 10% per annum and mature at various dates during 2008.  All of the loans were originated at terms similar to that of the Company’s third-party loans.  As of September 30, 2007, principal outstanding on the 10 project loans to Wellstone LLC totaled $76,258,017.  Seven of the 10 project loans were outstanding prior to September, 2006.  Three loans, with total principal outstanding of $6,574,991, were added after Wellstone LLC became a related party.  Effective March 31, 2007, one of the Company officers mentioned above resigned his position and is now working for Wellstone LLC.  The other Company officer placed his Wellstone LLC ownership interest in a trust and surrendered his voting rights.

Mortgage Participation Agreements purchased by Wellstone Retirement Communities I, LLC

In April 2007, Wellstone Retirement Communities I, LLC (“WRC”) purchased $6,215,000 in mortgage participations which are collateralized by a real estate joint venture investment loan with property located in Chattanooga, TN.  In July 2007, WRC purchased $950,000 in mortgage participations which are collateralized by a real estate loan with property located in Sevierville, TN.  The participations pay interest monthly at 10% per annum.  Please see Note 16 for additional information about the Company’s Mortgage Participation Agreements.  During the first nine months of 2007, the Company accrued $333,973 in interest expense related to these agreements and paid $274,265 in interest to WRC.  $59,708 in accrued interest is currently owed to WRC by the Company.  As of September 30, 2007, the total principal and accrued interest due to WRC under these agreements is $7,224,708 and is included in “Mortgage participations and accrued interest” on the accompanying Consolidated Balance Sheets.

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

Loan Payable to Wellstone Investment Fund, LLC

In August 2006, the Company borrowed $1,589,000 from Wellstone Investment Fund, LLC (“WIF”) under a revolving line of credit agreement.  Cornerstone Capital Advisors, Inc., the Company’s manager, is also the manager for WIF.  As of September 30, 2006 the loan principal and interest due to WIF was $1,602,019.  See Note 17 for additional information on this loan payable.

NOTE 5 - REAL ESTATE LOANS

At September 30, the Company had Real Estate Loans outstanding as follows:

	2007	2006
Family housing development loans	$132,743,811	$104,107,521
Church mortgage loans	10,460,951	6,471,164
Senior housing mortgage loans	1,093,054	27,112,962
Total principal	144,297,816	137,691,647
Accrued Interest	1,424,589	902,249
Unearned Loan Fees	(2,787,678)	(3,074,901)
Allowance for loan losses	(1,600,000)	(951,000)
Total Real Estate Loans	$141,334,727	$134,567,995

These loans mature as follow: 2007 - $16,580,449; 2008 - $120,403,408; 2009 - $2,657,900; 2010 - $0; 2011 and beyond - $4,656,059.  Loan maturity may be accelerated in accordance with loan terms, generally upon certain events of default such as non-payment of scheduled payments or bankruptcy.

Based on the terms of the loans, the Company allows borrowers with loans related to certain family housing and church properties to finance interest payments while the properties are in the development and construction phase of operations.  For the nine months ended September 30, the net interest payments financed were:

	2007	2006
Current year interest financed	$4,158,705	$3,481,243
Previous years’ financed interest received	(1,941,810)	(1,162,841)
Net financed interest	$2,216,895	$2,318,402

On September 30, 2007, the Company had significant credit risk concentrations in the following states:

Georgia -	$35,777,787
Texas -	$62,142,180
South Carolina -	$31,162,588

Impaired loan disclosures for the nine months ended September 30:

	2007	2006
Number of impaired loans	12	1
Carrying amount	$32,033,224	$288,523
Weighted average investment – year-to-date	$30,314,835	$283,950
Impaired loan interest income – three months	$687,719	$6,825
Impaired loan interest income – nine months	$2,060,098	$22,463

Approximately $790,000 in allowance for specific impaired loan loss has been re-classified from the current credit risk assessment loan loss allowance because the total carrying amount of the impaired loans as of September 30, 2007 is greater than the present value of their expected future cash flows.  The total expected future cash flows of the impaired loans is estimated by the Company to be approximately $31,243,000.  The estimated future cash flows from the impaired loans includes estimated cash flows from the projects that borrowed the funds plus the following additional items:

•

Guarantees from Wellstone LLC and Cornerstone Capital Advisors, Inc. (“CCA”) (both are related parties – see note 4) to two borrowers.  These guarantees have an estimated present value of approximately $7,243,000.  The guarantees are needed due to losses realized by the borrowers on projects in which we originated real estate mortgage loans.

•

One of the borrowers with impaired loans has a preferred ownership interest in Wellstone LLC with an estimated fair value of $8,393,000 which will be used by the borrower to pay principal on its impaired loans when it receives cash from Wellstone LLC for this asset.

Wellstone LLC and CCA’s ability to perform under their respective guarantees and obligations (mentioned above) is dependant on their ability to recognize profits on their current project portfolios and/or replace the impaired loan borrower’s equity with new third-party equity.  The Company’s management has determined that it is likely that Wellstone LLC and CCA will be able to perform under there respective guarantees and obligations.  Without these guarantees and the preferred ownership interest fair value, the Company would have to record an additional loan loss provision of up to approximately $15.6 million.  As of September 30, 2006, no specific impaired loan loss allowance had been recorded.

NOTE 6 – REAL ESTATE JOINT VENTURE INVESTMENTS

As of September 30, certain of the Company’s mortgage loans on senior housing facilities are classified as real estate joint venture investments, as follows:

Location	2007	2006
St. Petersburg, FL	10,676,151	6,891,521
Lewisville, TX	-0-	545,000
Chattanooga, TN	6,284,487	6,212,187
San Antonio, TX	-0-	3,442,502
Edmond, OK	-0-	1,693,115
Total principal outstanding	16,960,638	18,784,325
Accrued interest	305,581	150,585
Unearned loan fees	-0-	-0-
Allowance for loan losses	-0-	-0-
Real estate joint venture investments, net	$17,266,219	$18,934,910

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

In accordance with loan terms, the Company allows certain borrowers to finance interest payments while their facilities are in the construction or renovation phase of operations.  For the nine months ended September 30, the net interest payments financed were as follows:

	2007	2006
Current year interest financed	$746,679	$996,109
Previous years’ financed interest received	(499,116)	(23,146)
Net financed interest	$247,563	$972,963

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

One real estate joint venture investment loan was considered impaired as of September 30, 2007 and 2006. The impaired loan’s carrying amount as of September 30, 2007 and 2006 was $6,499,581 and $6,263,207, respectively.  The loan’s average carrying amount for the first nine months of 2007 and 2006 was $6,450,962 and $6,189,189, respectively.  A total of $466,897 and $438,365 in interest was earned in the nine months ended September 30, 2007 and 2006, respectively from this loan.  The loan’s collateral is appraised at $7,400,000; therefore, no loan loss allowance has been established.

NOTE 7 – LOANS TO VARIABLE INTEREST ENTITIES (“VIE”)

Loans to VIE’s – Company not considered the primary beneficiary:

In 2005, the Company originated a loan with a for-profit entity that did not have enough equity at risk to absorb all of its estimated expected losses.  The Company is not considered the primary beneficiary since the entity’s equity guarantees were estimated to be sufficient to absorb the majority of its estimated expected losses, if they occur.  The loan’s carrying amount on September 30, 2007 was $1,353,424.

In September 2006, Senior Housing Services, Inc. (a non-profit entity) and its subsidiaries sold its ownership interests in seven family housing projects to Wellstone LLC, a for-profit entity formed by the project’s third-party management group.  As part of the purchase agreement, Wellstone LLC assumed all of the Company’s outstanding real estate loans on these projects.  Wellstone LLC is considered a variable interest entity because it does not have enough equity investment at risk to absorb all of its estimated expected losses.  The Company is not considered the primary beneficiary since Wellstone LLC’s subordinated financial instruments are expected to be sufficient to absorb the majority of its estimated expected losses, if they occur.  The Company’s seven original project loans to Wellstone LLC plus three new project loans originated after September 2006, had a total carrying amount of $74,460,151 as of September 30, 2007.

During 2006 and 2007, the Company originated seven loans to borrowers who are considered variable interest entities because they do not have enough equity at risk to absorb all of their estimated expected losses.  Wellstone Retirement Communities I, LLC (“WRC”) has provided guarantees to six of these entities which, if needed, will be adequate to absorb the majority of each borrower’s estimated expected losses, if they occur; therefore, the Company is not considered the primary beneficiary.  WRC is a related party because Cornerstone Capital Advisors, Inc. manages both entities (see Note 4).  The seventh loan has a general partner who is considered the primary beneficiary.  As of September 30, 2007, the seven loans have a total carrying amount of $7,731,031.  The borrowers are developing real estate for use as market rate apartments, low-income apartments and affordable single family homes.

As of September 30, 2007, the Company has 18 loans with a total carrying amount of $83,544,606 to VIE’s in which the Company is not the primary beneficiary.  These loans are classified as “Real estate loans, net” in the accompanying Consolidated Balance Sheet.

Loans to VIE’s – Company considered primary beneficiary:

The Company originated one loan in 2006 and one loan in 2007 in which the Company is considered the primary beneficiary.  The borrowing entities are developing real estate for use as low-income apartment facilities.  These two loans have a total carrying amount of $6,168,286 as of September 30, 2007 and they have been eliminated in consolidation.  Please see Note 9 for additional information on these investments.

NOTE 8 – ALLOWANCE FOR LOAN LOSSES

For the nine months ended September 30, 2007 and 2006, a summary of changes in the allowance for loan losses by loan type is as follows:

				Real Estate
		Family	Senior	Joint Venture
	Church	Housing	Housing	Investments	Total
Balance – 12/31/05	$-0-	$732,000	$-0-	$-0-	$732,000
Loan loss expense	-0-	219,000	-0-	-0-	219,000
Charge-offs	-0-	-0-	-0-	-0-	-0-
Recoveries	-0-	-0-	-0-	-0-	-0-
Balance –9/30/06	$-0-	$951,000	$-0-	$-0-	$951,000

Balance – 12/31/06	-0-	$1,253,000	$-0-	$-0-	$1,253,000
Loan loss expense	-0-	347,000	-0-	-0-	347,000
Charge-offs	-0-	-0-	-0-	-0-	-0-
Recoveries	-0-	-0-	-0-	-0-	-0-
Balance –9/30/07	$-0-	$1,600,000	$-0-	$-0-	$1,600,000

Components of allowance for loan losses at September 30:

	2007	2006
Collective loan losses-
Historical experience	$-0-	$-0-
Current credit risk assessment	810,000	951,000
Total collective loan losses	810,000	951,000
Specific impaired loan losses	790,000	-0-
Total allowance for loan losses	$1,600,000	$951,000

The Company incurred its first loss from a loan in 2006 when the Company sold a foreclosed church property at a loss of $34,000.  Due to the immaterial amount of recognized losses from loans during the Company’s operating history, there is no collective loan loss allowance related to the Company’s historical experience.

NOTE 9 – CONSOLIDATED REAL ESTATE ASSETS AND OBLIGATIONS

Consolidated real estate assets and obligations include the assets and liabilities of majority-owned subsidiaries and variable interest entities (“VIE”) in which the Company is considered the primary beneficiary.  As of September 30, 2007, one majority-owned subsidiary (Heron Lake, LLC) and two VIE’s in which the Company is considered the primary beneficiary (Preston Pointe Apartments, LP and Bear Place Village, LP) have been consolidated.  As of September 30, 2007, the following assets and liabilities are included in the Company’s Consolidated Financial Statements:

	Subsidiary	VIE’s	Total
Assets:
Land	$2,554,646	$1,572,400	$4,127,046
Buildings and improvements	-0-	4,092,629	4,092,629
Construction in Progress	7,551,954	46,233	7,598,187
Loan issue costs	795,255	22,561	817,816
Working capital escrows	925,669	-0-	925,669
Other assets	-0-	16,042	16,042
Total assets	$11,827,524	$5,749,865	$17,577,389

Liabilities:
Current liabilities	$964,733 -	$98,907	$1,063,640
Long-term debt	-	202,500	202,500
Total liabilities	$964,733	$301,407	$1,266,140

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

The VIE investments were acquired in 2006 and 2007.  Bear Place Village, LP is in the construction stage of operations.  Preston Pointe Apartments, LP completed construction in December 2006 and lease-up operations are in progress.  The operating results from the subsidiary and VIE investments that are included in the Company’s Consolidated Statement of Operations for the three and nine months ending September 30, 2007 are as follows:

	Three Months	Nine Months
Rental and related revenue	$23,264	$35,375	(included in other income)
Interest income – other	36,352	36,352	(included in other income)
Operating expenses	(81,411)	(267,815)
Net loss	$($21,795)	$(196,088)

NOTE 10 - GOODWILL

Goodwill associated with the Company’s fiscal year 2000 acquisition of Presbyterian Investor’s Fund, Inc. is carried at $450,997.  Goodwill is tested for impairment at the end of each year using the present value of expected future cash flows to determine its fair value.  At December 31, 2006 and 2005, Goodwill’s fair value exceeded its carrying value; therefore, no provision for impairment loss has been recorded.  No goodwill was acquired or sold in either of the periods presented in these Consolidated Financial Statements.

NOTE 11 - UNAMORTIZED DEBT ISSUE COSTS

Unamortized debt issue costs consist of legal, accounting, and filing costs incurred to register the Company’s debt securities, commissions paid or accrued on the sale of debt securities, and loan fees and costs associated with the Company’s loan from Bernard National.  These costs are amortized on a straight-line basis over the period the associated securities/loan are outstanding, generally five years for bonds and three years for the Bernard National loan (See Note 17).  At September 30, 2007, unamortized debt issue costs consist of:

Costs incurred to obtain Bernard National loan	$1,061,889
Costs incurred to register debt securities	1,004,640
Commissions paid on the sale of debt securities	6,238,237
Less: Accumulated Amortization	(5,176,510)
$3,128,256

Amortization expense was $364,500 and $305,624 for the three months and $1,091,253 and $848,749 for the nine months ended September 30, 2007 and 2006, respectively.  Estimated amortization expense for the next five years:

10/2007 – 9/2008: $1,264,233	10/2009 – 9/2010: $419,559	10/2011 – 9/2012: $107,601
10/2008 – 9/2009: $1,036,007	10/2010 – 9/2011: $300,856

NOTE 12 - BOND HOLDINGS

Bond holdings at September 30 consist of-	2007	2006
Local Church Bonds, maturing 2013	1,969,089	$1,961,507
Accrued interest receivable	11,690	182,880
	$1,980,779	$2,144,387

The bonds are not traded on an exchange; however, management estimates, based on the fair value of the bond’s collateral that the fair value of the individual securities is greater than or equal to their carrying amount.  Accordingly, no unrealized holding gains or losses have been recorded in 2007 or 2006.

The local church bonds were considered impaired by the Company last quarter due to non-payment of interest.  In the third quarter of 2007, all past due and currently due bond interest was received by the Company.  The church property which collateralizes the bonds is currently unoccupied and held for sale.  The Company is working closely with the owners/borrowers to properly resolve this situation.  As stated above, no unrealized holding loss has been recorded because the Company estimates that the bond’s collateral value exceeds its current carrying amount.

The local church bonds are recorded net of $44,911 and $52,493 in unamortized bond discounts as of September 30, 2007 and 2006, respectively.  The face amount of the bonds is $2,014,000.  During the three and nine months ended September 30, 2007 and 2006, $1,896 and $5,687 in bond discounts, respectively, were credited to interest income.

Proceeds from the sale or maturity of bonds were $0 and $11,974,400 for the nine months ended September 30, 2007 and 2006, respectively. No realized gains or losses were recognized in either period.  The Company uses the specific identification method to determine realized gains and losses.

Tax-free interest income was $0 and $75,359 for the nine month periods ending September 30, 2007 and 2006, respectively.

NOTE 13 - INCOME TAXES

The net deferred tax asset in the accompanying Consolidated Balance Sheets includes the following components as of September 30:

	2007	2006
Deferred tax assets	$1,085,440	$446,497
Deferred tax liabilities	(134,552)	(151,427)
Net deferred tax asset	$950,888	$295,070

The deferred tax liabilities result from the use of accelerated depreciation methods for property and equipment and from using the installment method for tax accounting.  The deferred tax assets result from tax versus financial reporting differences in accounting for allowance for loan losses, amortization of debt issue and start-up costs, and variable interest entities.  The Company estimates that future taxable income will be sufficient to realize the net deferred tax assets; therefore, no valuation allowance was provided for as of September 30, 2007 and 2006.

Components of the Company’s income tax provision (benefit) for the three and nine months ended September 30:

		Three Months		Nine Months
		2007	2006	2007	2006
Current:	Federal	$99,680	$183,340	$194,396	$429,921
	State	10,953	20,145	22,908	50,054
Deferred:	Federal	(127,697)	(39,781)	(422,549)	(136,314)
	State	(14,032)	(4,371)	(46,429)	(14,919)
		$(31,096)	$159,333	$(251,674)	$328,742

Reconciliation of the Company’s income tax provision (benefit) rate to the statutory federal rate for the three and nine months ended September 30:

	Three Months		Nine Months
	2007	2006	2007	2006
Statutory federal rate	(35.0%)	35.0%	(35.0%)	35.0%
Effect of graduated federal rates	1.0%	(1.0%)	1.0%	(1.0%)
State taxes, net of federal benefit	(3.7%)	3.7%	(3.7%)	3.7%
Effect of tax-free bond interest income	-	-	-	(2.7%)
Other, net	0.0%	.1%	.1%	.1%
Effective tax provision (benefit) rate	(37.7%)	37.8%	(37.6%)	35.1%

Current income taxes payable were $31,755 and $90,263 as of September 30, 2007 and 2006, respectively, and are included in “accounts and other payables” in the accompanying Consolidated Balance Sheets.

NOTE 14 - CASH CONCENTRATION RISK

A cash concentration risk arises when the Company has more cash in a financial institution than is covered by federal deposit insurance. At September 30, 2007, the Company had cash in excess of insured limits totaling $1,860,353.  The Company’s policy is to place its cash investments with high quality financial institutions and has never experienced any loss on holdings in excess of insured limits.

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

Five year bonds have a five year maturity and a $500 minimum investment.  The interest rate is 9% for bonds sold prior to 2004 and 8.25% for bonds (Series E, F & G) sold in 2004 and thereafter.  Effective October 1, 2007, the interest rate on all Series G bonds was increased to 9%.

The bonds are not collateralized and no sinking fund is required to fund redemptions at maturity.  All of the bonds have been registered with the Securities and Exchange Commission under the Securities Act of 1933.

Five year schedule of principal maturities for bonds outstanding at September 30:

Years to Maturity On demand & 1 year 2 3 4 5+ Total Principal	2007 $ 33,133,687 29,651,856 20,395,360 3,089,662 40,323,684 $126,594,249	2006 $ 45,458,555 18,005,845 35,528,488 17,933,696 4,835,354 $ 121,761,938

At September 30, 2007 and 2006, accrued interest payable was $14,570,955 and $15,900,394, respectively.  Interest rates for bonds outstanding at September 30, 2007 are:

5.00%	$578,473 7.25%	$1,160,190 8.25%	$93,460,562
6.75%	$565,682 7.75%	$2,251,697 9.00%	$28,577,645

The Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission in February 2006 with $60,000,000 in Series G Investor Bonds and $32,500,000 in Common Stock available for issuance.  The terms of the Series G Investor Bonds are similar to the Series E and F bonds.  After a review by the Securities and Exchange Commission, the registration statement became effective on September 11, 2006 and the Company began to sell securities on September 25, 2006.  For the nine months ended September 30, 2007, the Company sold $9,677,433 in bonds and $209,872 in Common Stock (32,288 shares at $6.50 per share).  Also, $15,837,701 in maturing bonds was reinvested into Series G bonds during the nine months ended September 30, 2007.

NOTE 16 – MORTGAGE PARTICIPATION AGREEMENTS

Mortgage Participation (“MP”) Agreements are debt instruments that are collateralized by specific loans owned by the Company and they entitle the investor to a proportionate share of the interest earned on the collateral.  The MP Agreements have not been registered and therefore, are only available to accredited investors.  Interest is paid monthly to the MP investor after the Company receives interest payments on the related collateralized loans.  The agreements have no stated maturity date.  Principal payments are made when the Company receives principal payments on the collateralized loans.  Losses that the Company may incur on the collateralized loans are shared pro-rata with the MP Agreement holders.  The Company has the right but not the obligation to redeem the MP Agreements at any time.  The MP Agreement investors do not have the right to sell or repledge their interest in the underlying collateral.  Interest expense related to MP Agreements was $213,132 and $106,859 for the three months and $430,673 and $277,536 for the nine months ended September 30, 2007 and 2006, respectively.  MP Agreement principal and interest outstanding and related collateral as of September 30, 2007:

	MP Amount	Total Collateral
	Outstanding	Carrying Amount
Bluffton, SC family housing loan; matures 9/01/08
with one available extension	$1,600,000	$8,508,498
Chattanooga, TN senior housing loan; matures 6/30/08
with no available extensions	6,215,000	$6,499,581
Sevierville, TN family housing loan; matures 6/15/08	950,000	$3,243,040
with one available extension
Accrued interest payable	68,829
	$8,833,829

The Bluffton and Sevierville loans which collateralize the MP Agreements are classified as real estate loans and the Chattanooga loan is classified as a real estate joint venture investment in the accompanying Consolidated Balance Sheets.  The total carrying amounts are equal to the loan’s principal plus accrued interest less deferred loan fees.

NOTE 17 – LOANS & MORTGAGES PAYABLE

Outstanding at September 30:
	2007	2006
Bernard National Senior Funding, Ltd
Interest rate equal to the greater of 8.5%
or LIBOR + 3.5% – currently 9.16%
Matures August 2009	$20,000,000	$16,000,000
Prudential Huntoon Paige
Interest rate – 5.75%
Matures June 2048	5,406,513	-0-
First United Bank
Interest rate – 8.75%
Matures November 30, 2007	3,000,000	-0-
Wellstone Investment Fund, LLC
Interest rate – 10%; matured 12/31/06	-0-	1,589,000
Fidelity Bank
Interest rate – 9.75%
Matures September 2009	-0-	407,957
Principal outstanding	28,406,513	17,996,957
Interest payable	152,750	134,703
Total principal & interest outstanding	$28,559,263	$18,131,660

Interest expense – three months	$476,036	$148,575
Interest expense – nine months	$1,384,244	$169,625

For the three and nine months ended September 30, 2007, $55,118 and $80,546 in interest expense, respectively, was capitalized because the Prudential Huntoon Paige loan principal proceeds are being used to fund a facility that is currently under construction.

Loan maturity amounts by year: 2007 - $3,000,000; 2008 - $0; 2009 - $20,113,945; 2010 - $120,672; 2011 and thereafter - $5,171,896.

The Bernard National Senior Funding, Ltd. (“Bernard National”) loan is a $40,000,000 revolving credit facility.  The loan is secured by 20 of the Company’s first mortgage real estate loans which had principal outstanding of $40,775,737 at September 30, 2007.  Interest-only payments are due monthly.  No principal payments are due until the maturity date unless certain loan to value ratio minimums (as defined in the agreement) are not met.  If these ratio minimums are not met, the Company is required to make a payment which would decrease the loan amount outstanding to an amount which would then allow the Company to meet the loan to value ratio minimums.  As of September 30, 2007 the loan to value ratio minimums have been met.

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

The First United Bank loan is a short-term loan with a $3,000,000 maximum commitment.  The loan is secured by the Company’s second mortgage loans to Wellstone, LLC on four projects located in McKinney, TX.  Interest-only payments are due monthly until the loan matures in November 2007.

The Wellstone Investment Fund, LLC loan was a short-term uncollateralized revolving line of credit loan.  Interest-only payments were due monthly.  The loan was paid in full in December 2006.

The Fidelity Bank loan was originally used to finance the Company’s office building.  In June 2007, the loan was paid in full.

NOTE 18 – GUARANTEE OBLIGATIONS

The Company is guarantor on 10 loans secured by senior housing, low income housing, affordable family housing and church facilities.  Certain real estate joint venture investments and real estate acquisition and development loans in which the borrower chooses to secure outside financing may require the Company to guarantee the loan as a condition of the extension of the loan by the financial institution.  The loan guarantees are solely limited to amounts drawn under credit facilities and cover outstanding principal and accrued interest and terminates upon maturity and principal repayment or at project stabilization (as defined by the agreement).  Only upon an uncured payment default and upon demand by the financial institution would the Company be required to perform under its guarantee obligations.  The Company’s recourse would be limited to repossession of the underlying collateral and subsequent resale of the facilities.  As of September 30, 2007, all loans which had a guarantee were current based on their loan terms.

In April 2007, the Company provided an indemnification guarantee to Wellstone Retirement Communities I, LLC (“WRC”).  In connection with a major asset sale, WRC made customary representations and warranties and agreed to indemnify the purchaser for a breach of these representations and warranties for one year from the date of sale.  The Company guaranteed the indemnity obligations of WRC and another obligor up to a maximum of $3,500,000.  The agreed upon fee for this obligation is $35,000, which is outstanding at September 30, 2007 and included in “guarantee receivables” on the accompanying Consolidated Balance Sheets

Guarantee obligations as of September 30, 2007:

	Renewal/			Current	Loan
	Origination	Maturity	Maximum	Principal	Guarantee
Location/Type	Date	Date	Guarantee	Outstanding	Obligation
Charleston, SC	12/30/05	4/1/08	$11,500,000	$11,500,000	$100,000
Beaufort, SC	12/30/05	4/1/08	8,850,000	8,850,000	150,000
Blythewood, SC	8/25/06	8/25/08	250,000	250,000	3,750
Seneca, SC	9/08/06	9/8/08	860,000	860,000	12,900
Spartanburg, SC	9/26/06	9/26/08	17,660,000	6,007,881	101,875
Lexington, SC	12/29/06	12/29/08	18,250,000	7,389,851	91,000
Dallas, TX (church)	5/16/06	5/16/09	219,000	219,000	2,153
Dallas, TX (church)	6/9/06	6/9/09	331,661	331,661	3,215
Dallas, TX (church)	8/24/06	8/24/09	371,700	371,700	3,717
St. Petersburg, FL	12/18/04	8/15/08	7,331,300	6,753,240	71,000
Indemnification	4/13/07	4/13/08	3,500,000	n/a	35,000
			$69,123,661	$42,533,333	$574,610

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

NOTE 19 - SERIES A CONVERTIBLE PREFERRED STOCK

In 2001, the Company amended its Articles of Incorporation to provide for the issuance of up to 235,000 shares of Series A Convertible Preferred Stock.  The shares do not accrue dividends unless such dividends are declared by the Board of Directors.  The shares entitle the preferred shareholder to have one vote per share, presently equal to the voting rights of Common shareholders.  Each share is convertible, after 3 years, into shares of Common Stock based on a formula.  No Series A Convertible Preferred Stock was outstanding on September 30, 2007 and 2006.

NOTE 20 - EARNINGS PER SHARE

Basic earnings (loss) per share for the three and nine months ended September 30, 2007 and 2006 have been calculated as follows:

		Three Months	Nine Months
2006	Net Income	$261,847	$606,658
	Average Common Shares Outstanding	884,682	886,437
	Earnings per Common Share	$0.29	$0.68
2007	Net Loss	$(51,423)	$(417,183)
	Average Common Shares Outstanding	906,312	899,178
	Loss per Common Share	$(0.05)	$(0.46)

Diluted earnings (loss) per share are the same as basic earnings (loss) per share because there are no shares of Series A Convertible Preferred Stock outstanding.  Other than the Series A Convertible Preferred Stock, there are no other potentially dilutive securities, stock options or warrants outstanding.

NOTE 21 – MAJOR CUSTOMERS

The Company received more than 10% of its total revenue for the nine months ended September 30, 2007 from the following customers:

	Amount	%	Description of Revenue Received
Wellstone, LLC	$6,894,977	49.3%	Interest and fees from real estate loans

Senior Housing Services, Inc and subsidiaries	$2,723,469	19.5%	Interest and fees from real estate joint venture investments and real estate loans
	$9,618,446	68.8%

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

The estimated fair values of the Company’s financial instruments at September 30, 2007 are:

	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$2,033,412	$2,033,412
Bond holdings	$1,980,779	$1,980,779
Financial liabilities:
Investor bonds	$126,594,249	$126,594,249
Mortgage participations	$8,765,000	$8,765,000
Loans and mortgages payable	$28,406,513	$28,406,513
Loan guarantee obligations	$574,610	$574,610

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Selected financial data.

Please read the following selected financial data in conjunction with the rest of this “Management’s Discussion and Analysis or Plan of Operation” and with our financial statements and related notes in this filing.

	Nine months ended September 30,

	2007	2006
Revenues	$13,987,720	$12,798,694

Investor/loan interest expense	10,763,495	9,144,533
Loan loss expense	347,000	219,000
Marketing expenses	966,863	899,126
Management/advisory fees	1,239,174	1,085,332
Payroll and related costs	163,810	-0-
Operating expenses	1,176,235	515,303
Total expenses	14,656,577	11,863,294
Operating income (loss)	(668,857)	935,400
Income tax provision (benefit)	(251,674)	328,742
Net income (loss)	$(417,183)	$606,658

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

•

interest on loans

•

origination and renewal fees on loans

•

loan participation income

•

interest on securities

We currently charge a 5% to 10% fee on new loans, based upon expected terms, and renewal fees of as much as 5% of the outstanding balance of the renewing loan.  Our interest rate on all new loans is currently from 9% to 10.5%. Our interest rate and fees are higher than a standard bank would charge because we are willing to lend money to borrowers who lack the capital or operating histories necessary to use traditional bank loans.  Also, the great majority of our loans are second mortgages which have a higher degree of risk than first mortgages.  Therefore, we charge higher rates and fees.  Some loans are participating loans, which enable us to receive income from the borrower when the borrower sells or refinances (with a third-party lender) the property for which we provided the financing.  The participation percentage varies between 25% and 33% of the borrower’s gain.

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

Comparison of Periods Ended September 30, 2006 and September 30, 2007

General.  Assets increased from $166,843,091 at September 30, 2006 to $185,933,728 at September 30, 2007 for an increase of $19,090,637 or 11%.  The increase is due to an increase of 10,835,000 in loans payable and an increase in outstanding Investor Bonds and Mortgage Participation Agreements.  With the cash generated from these increases and with cash already on hand, we invested in real estate loans and joint venture investments, net of principal payments received, of $5,098,041.  We also invested in one subsidiary and two consolidated variable interest entities totaling $14,753,328. Total revenue increased for the nine months ended September 30, 2007 by $1,189,026 (9.3%) to $13,987,720.  Net income (loss) for the nine months ended September 30, 2007 was ($417,183) compared to $606,658 for the same period ended September 30, 2006.  The main reason for the decrease in earnings is the consolidation of one subsidiary and two variable interest entities into our financial statements which resulted in operating losses of $196,000 charged to earnings and the elimination of approximately $851,000 in interest income on loans and investments to these projects.

Total real estate loans and joint venture investments outstanding on September 30, 2007 was $158,600,946 compared to $153,502,905 on September 30, 2006 for an increase of $5,098,041 or 3.3%.  This increase is due to the additional cash received from the Bernard National loan and an increase in Investor Bonds and Mortgage Participation Agreements and the subsequent origination or refinancing of real estate loans and joint venture investments, as follows:

New real estate loan originations	$23,051,240
Decrease in existing loans, net of principal received	(16,284,508)
New real estate joint venture investments made	-0-
Increase in existing real estate joint venture investments	(1,668,691)
$5,098,041

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

All other assets composed primarily of cash, bond holdings, property and equipment, and unamortized debt issue costs were $9,755,393 as of September 30, 2007.

During the second quarter of 2006, we determined that our church bond holdings, with a current carrying value of $1,980,779 were impaired due to the non-payment of interest by the borrower.  Our initial and subsequent evaluations of the underlying collateral showed that the collateral is worth more than the current carrying value of the bonds; therefore, we have not charged earnings with an unrealized loss and we have continued to recognize interest from this investment on the accrual basis.  In the third quarter of 2007, we received all of the past due and currently due interest that was owed to us; therefore, we no longer consider this investment to be impaired.  Since the church property that collateralizes the bonds is currently unoccupied, we are working diligently with the borrower and the other bond holders to ensure that the bond interest will continue to be paid and that our financial investment is preserved.

Our cash balance decreased $698,468 from $2,731,880 on September 30, 2006 to $2,033,412 on September 30, 2007.  The decrease is due to: 1) higher than average redemption of maturing bonds compared to prior years – in 2007 over $15 million in maturing bonds have been redeemed; 2) a decrease in bond sales in the last six months as compared to prior bond issues, 3) an operating cash deficit in 2007 of $1.8 million – due to an increase in interest paid to investors as a result of two large bond redemptions in 2007, and 4) an increase in the length of time that it is taking some of our borrowers to refinance portions of their CMI loans.  These items, combined with our current loan funding requests, have caused a decrease in our cash levels at the end of the quarter to an amount that is below what we need to be able to fund our current loan funding requests and other cash needs.

In October and November of 2007 we have continued to experience cash shortfalls.  As of November 12, 2007 we have approximately $8.5 million in real estate loan draw requests which we have not been able to fund and $300,000 in bond redemption commitments from October that we are holding pending receipt of cash.

The shortfall in cash is a result of several events that were expected to occur in the third quarter that have been delayed and should happen in the fourth quarter, as follows: 1) refinancing on a senior housing property that is expected to generate $6.2 million in cash flow; 2) re-financing on two multi-family housing complexes that should bring in $4 million, and 3) re-financings on several single family projects with $7.9 million in expected cash proceeds.

If these re-financings are realized it will decrease our monthly loan draw requests on Wellstone LLC’s projects and bring in cash to fund our other loan commitments and future bond redemptions.  We are also working with two other major borrowers to refinance large portions of their current loan balances.  If we are unable to refinance these loans or bring in new financings, it will be difficult for us to fund our current loan draw commitments which in turn could cause the projects we have funded to fall behind their construction schedules and incur losses.  Our management team believes that the current cash shortfall situation will be resolved and that the refinancing opportunities will be finalized by the end of 2007.

Principal and interest payable on Investor Bonds and Mortgage Participation (“MP”) Agreements increased $8,054,124 or 6% from $141,944,909 as of September 30, 2006 to $149,999,033 as of September 30, 2007.  We have sold approximately $19 million in new Series G bonds since October 2006; however, this increase has been offset by approximately $16 million in bond redemptions from maturing bonds.  Our MP Agreement principal has also increased approximately $4.5 million in the last year.

In August 2006 we entered into a revolving credit agreement with Bernard National Funding, Ltd.  This agreement provides up to $40,000,000 in financing to us and it is secured by 19 of our first mortgage real estate loans.  As of September 30, 2007 and 2006 the loan’s principal balance outstanding was $20 million and $16 million, respectively.  These funds were used to fund new real estate mortgage loan commitments.  We pursued this financing because management believes that we need alternative financing programs available to us outside of our traditional Investor Bond program.  By adding to our financing options we can continue to grow our loan portfolio as we find suitable projects even if the timing of a new Investor Bond series is delayed.

Real estate loan and joint venture interest and fees earned.  Interest income and fees from real estate loans and joint venture investments for the three and nine months ended September 30 is as follows:

	2007	2006	Increase	%
Three Months	$4,645,115	$4,384,036	$261,079	6.0%
Nine Months	$13,502,666	$12,321,330	$1,181,336	9.6%

	Three Months	Nine Months
The increases were due to the following
Increase in average outstanding principal	$257,428	$1,042,127
(Three months: $158,606,003 – 2007; $148,401,531 – 2006)
(Nine Months: $156,977,668 – 2007; $142,025,320 – 2006)
Change in weighted average interest rate	(31,277)	(10,623)
(Three months: 9.76% - 2007; 9.84% - 2006)
(Nine months: 9.80% - 2007; 9.81% - 2006)

Change in loan fees recognized	34,928	149,832
	$261,079	$1,181,336

The increase in average outstanding principal is due to the addition of 20 new real estate loans in the last 12 months.

Loan participation and other income.  For the three and nine months ended September 30, 2007 loan participation and other income increased $53,498 and $7,690, respectively as compared to the same periods ended September 30, 2006. These changes are due to the following:

	Three Months	Nine Months
Investment interest	$1,461	$3,428
Rental income	(7,500)	(19,600)
Gains – fixed asset sales	-0-	(41,900)
Revenue – consolidated real estate assets	59,616	71,727
Other	(79)	(5,965)
	$53,498	$7,690

Rental income decreased in both periods because we were leasing the foreclosed church property during most of 2006.  In late 2007 we sold the property; therefore, we have no rental income this year.  Gains from fixed asset sales decreased for the nine month period ended September 30, 2007 due to a gain from the sale of our rental condo office in the first quarter of 2006.  Revenue from consolidated real estate assets increased in both periods due to rental income from one of our consolidated variable interest entities and interest income from our real estate subsidiary (Heron Lakes, LLC).

Investor and loan interest expense. Investor interest expense for the three and nine months ended September 30, 2007 was $3,548,756 and $10,763,495, respectively which is an increase of $421,931 (13.5%) and $1,618,962 (17.7%), respectively compared to the same periods in 2006.  The increases are due to:

	Three Months	Nine Months
Increase in average outstanding bond principal, including	$89,350	$383,081
interest payable subject to compounding
(Three Months: $136,230,525 – 2007; $132,078,105 – 2006)
(Nine Months: $140,083,685 – 2007; $134,169,158 – 2006)
Change in weighted average interest percentage	(95,756)	(80,501)
(Three Months: 8.51% - 2007; 8.80% - 2006)
(Nine Months: 8.62% - 2007; 8.70% - 2006)
Increase in average outstanding Mortgage Participation principal	106,273	153,138
(Three Months: $8,525,240 – 2007; $4,274,360 – 2006)
(Nine Months: $5,742,307 – 2007; $3,700,480 – 2006)
Bernard National loan	334,865	1,221,862
Construction period interest capitalization – rental properties	(12,801)	(58,618)
	$421,931	$1,618,962

The construction period interest capitalization relates to the consolidated real estate assets that we obtained when we acquired our 89% ownership interest in Heron Lakes, LLC and from our investment in one consolidated variable interest entity which had property under construction during the first nine months of 2007.  During the construction of an asset, accrued interest which relates to the assets under construction can be capitalized and included in the cost of the asset.

Loan loss expense and allowance for loan losses.    We charged $152,000 and $53,000 for the three months and $347,000 and $219,000 for the nine months ended September 30, 2007 and 2006, respectively to loan loss expense.  The charges in 2006 were due to increases in the family housing development loan portfolio’s outstanding principal.  The 2007 charges are due to an increase in our family housing development loan portfolio and due to an increase in risk related to current market conditions and an increase in the number of impaired or other below average loans.  Our allowance for loan losses is reviewed quarterly and increases or decreases are made based on the results of these reviews.

In 2007, we re-classified $790,000 of our loan loss allowance to impaired loan loss with the remaining $810,000 classified as a collective loan loss allowance.  A collective loan loss allowance is recognized when the characteristics of a group of loans indicate that it is probable that a loss exists even though the loss cannot be identified with a specific loan.  An impaired loan loss allowance is recognized when a loan is considered impaired and the present value of expected future cash flows from the loan is less than the current carrying value of the loan.

As of September 30, 2007, two church loans and 10 family housing loans were considered impaired because they are at least six months behind on their interest payments or because we do not believe it is likely that we will receive all of our interest and principal according to the loan’s original terms.  Our management team has evaluated the underlying assets and related guarantees that collateralize the impaired loans and they have determined that the estimated net present value of expected future cash flows from these loans is, in aggregate, approximately $790,000 less than the $32,033,224 in total carrying amounts of the impaired loans.  Therefore, as stated above, we have transferred $790,000 from our general collective loan loss allowance to our impaired loan loss allowance.  Going forward, we will be tracking these two components of our loan loss allowance separately and we will re-evaluate them at the end of each quarter.  Included in the expected future cash flows of eight of the family housing loans, are guarantees from Wellstone LLC and Cornerstone Capital Advisors, Inc. (“CCA”), both of whom are considered related parties.  These guarantees have an estimated present value of $7.2 million and will be used by the borrowers to pay impaired loan principal and interest to us.  Wellstone LLC and CCA entered into these guarantee agreements with the borrowers because their management teams were previously involved in managing and/or advising the borrowers on these projects and the respective boards of Wellstone LLC and CCA believe it is their responsibility to be involved in the eventual financial disposition of the projects.  Please see Note 5 of the “Notes to Consolidated Financial Statements” for additional information about the impaired loans and estimated losses if Wellstone LLC and CCA are unable to perform under their guarantee agreements and obligations.

One real estate joint venture investment loan, with a carrying amount of $6,499,581 and $6,263,207 on September 30, 2007 and 2006, respectively was considered impaired.  We have received an appraisal on the real estate joint venture investment loan’s collateral and it is estimated to be worth approximately $900,000 more than the loan’s carrying amount; therefore, we have not recognized an impairment loss on this loan.  We will continue to monitor the operating progress of this borrower, and we are actively involved in a possible re-financing opportunity for the property, which is expected to occur before the end of 2007.

As of September 30, 2007, allowance for loan losses as a percent of outstanding loan principal by loan type:

	Loan Loss Allowance	Outstanding Principal	%
Family Housing Development Loans	$1,600,000	$132,743,811	1.2%
Church Mortgage Loans	-0-	10,460,951	0%
Senior Housing Mortgage Loans	-0-	1,093,054	0%
Real Estate Joint Venture Investments	-0-	16,960,638	0%
Total	$1,600,000	$161,258,454	1.0%

Marketing expenses. Total expenses for the marketing of Investor Bonds for the three and nine months ended September 30, 2007 were $291,045 and $966,863, respectively, compared to $303,874 and $899,126 for the same periods in 2006.  The decrease for the three months ended September 30, 2007 is due to a decrease in miscellaneous marketing expenses.  The increase for the nine months ended September 30, 2007 is due to a settlement with Virginia related to our indemnification of a broker/dealer over the sale of CMI securities in that state.

Selling commissions paid to brokers for selling Investor Bonds and Mortgage Participations, costs incurred to register Investor Bonds and loan fees related to the Bernard National loan are initially charged to “Unamortized debt issue costs”, which is classified as an asset on our balance sheet.  These costs are then amortized to expense over the term of the related debt.  The Unamortized debt issue cost balance was $3,128,256 and $3,208,723 as of September 30, 2007 and 2006, respectively.

Operating, management and payroll expenses. Management and advisory expenses for the three and nine months ended September 30, 2007 increased $39,689 (10.6%) and $153,842 (14.2%), respectively from $375,854 and $1,085,332 in 2006 to $415,543 and $1,239,174 in 2007.  These increases are due to an increase in revenues.

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

Please see Note 4 of the “Notes to Consolidated Financial Statements” for additional information about our agreement with CCA and for amounts that we have paid to CCA during the three and nine months ended September 30, 2007 and 2006.

For the three and nine months ended September 30, 2007 operating expenses were $412,342 and $1,176,235, respectively which is a $216,338 and $660,932 increase over 2006’s operating expenses for the same time periods.  The increases are due to the following:

	Three Months	Nine Months
Loan issue cost amortization	$57,885	$236,367
Consolidated real estate asset operating costs	72,407	258,811
Legal fees	30,594	80,485
Travel and promotion	13,372	32,789
Board of Directors – meeting costs	32,079	23,507
Other	10,001	28,973
	$216,338	$660,932

Loan issue cost amortization increased due to the Bernard National loan (discussed in previous paragraphs) which was added in the third quarter of last year.

The increases in consolidated real estate asset operating costs resulted from the purchase of Heron Lakes, LLC and our investment in two variable interest entities in which are considered the primary beneficiary.  One of the variable interest entities is an operating apartment facility and its year-to-date operating expenses of $239,743 have been included in our financial statements.  Start-up and administrative costs from the two “under construction” properties, which totaled $28,072, also contributed to this increase in expense.  There is a concerted effort to re-finance the operating apartment facility so that the consolidation of its operations as a variable interest entity can be eliminated from our financial statements.  Management believes that this re-financing can be accomplished by the end of 2007.  If this does not happen, our earnings will continue to be negatively impacted.

Legal fees increased for the three month period due to loans payable modification and bond legal costs.  Legal fees increased for the nine month period due to loans payable modifications, bond and Chicago Stock Exchange issue (see “Legal Proceedings” section for more information on this issue) legal costs.

Travel and promotion costs increased due to our efforts in 2007 to market our church loan programs.    Board of Directors meeting costs increased because we have had two out-of-town meetings in 2007 compared to one out-of-town meeting in 2006.

Effective October 2006, our president is now employed directly by us instead of by Cornerstone Capital Advisors.  Therefore, payroll costs increased for the three and nine months ended September 30, 2007 by $54,147 and $163,810, respectively.  These amounts include wages and related taxes, benefits and administrative costs.

Income tax provision (benefit). The income tax provision (benefit) for the three and nine months ended September 30, 2007 was ($31,096) and ($251,674), respectively compared to $159,333 and $328,742 for the same periods ended September 30, 2006.  The decrease in income taxes is due to a decrease in pre-tax income.  The Company’s effective tax provision (benefit) rate was (37.7%) and 37.8% for the three months and (37.6%) and 35.1% for the nine months ended September 30, 2007 and 2006, respectively.  A reconciliation of the Company’s effective tax provision rate to the federal statutory rate is included in the attached “Notes to Consolidated Financial Statements” (Note 13).

Dividends.  Dividends of $231,511 and $230,518 were declared on June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash flows from operations.  Net cash provided (used) by the Company’s operations for the nine months ended September 30, 2007 and 2006 was ($1,779,730) and $606,701, respectively.  The increase in cash used by operations in 2007 of $2,386,431 was due to a decrease in net income, and a $2,952,288 decrease in investor interest payable partially offset by an increase in depreciation/amortization, loan fees received and other accounts payable.

The decrease in investor interest payable is due to interest payments which were made as a result of bond maturities in March and July of 2007.  Some of our investors had previously elected to reinvest the interest due to them until maturity.  At maturity we then paid five years of interest to these investors which increased our cash used by operations.

Included in the 2007 and 2006 changes in accrued real estate loan and joint venture interest and deferred loan fee amounts is $2,464,458 and  $3,291,365 in interest which was financed as part of loan principal.  We receive monthly interest payments on our loans except when the terms of certain loans allow borrowers to finance interest payments while the collateralized property is under development or construction.  A summary (by loan type) of the amount of net financed interest for the nine months ended September 30, 2007 and 2006 is as follows:

	2007	2006
Family Housing Development	$1,964,642	$2,645,299
Church Construction	252,253	(103,210)
Senior Housing	247,563	749,276
	$2,464,458	$3,291,365

The amount for 2007 represents interest accrued and financed in 2007, net of payments received in 2007 that were financed in previous years.  2006’s amount represents interest accrued and financed in 2006, net of payments received in 2006 that were financed in previous years.

The decrease in the family housing net financed interest in 2007 compared to 2006 is due to large pay downs on three loans in 2007.  These pay downs, which included $1.6 million in previous financed interest received by the Company were offset by the addition of 7 new projects which are in their development phase of operation and are financing their interest.

In the first nine months of 2006, we received $103,210 in previously financed church loan interest due to significant pay downs on four church loans.  In late 2006 and early 2007 we originated 11 new church construction loans which financed $252,253 in interest in the first nine months of 2007.

Senior housing financed interest decreased because in the second quarter of 2007 we received loan pay-offs from two projects in which we had financed interest in previous years.

Cash flows from investing activities.    For the nine months ended September 30, 2007, the Company used $16,053,225 in cash from investing activities which is a decrease of $3,991,702 from $20,044,927 for the nine months ended September 30, 2006.  The decrease is due to a net decrease in real estate loan, real estate joint venture investment and consolidated real estate asset investments made in 2007 as compared to 2006.

Cash flows from financing activities.  During the nine month period ended September 30, 2007, cash flows provided by financing activities was $7,008,655 compared to $9,722,913 in 2006.  This decrease is due to:

Increase in bond and mortgage participations sold	$14,945,904
Increase in bond and mortgage participations redeemed	(8,835,332)
Loan payable principal proceeds received	(9,182,487)
All others	357,657
Total decrease	$(2,714,258)

The increase in bond and mortgage participations sold is due to our being able to sell Series G bonds during all of 2007 and due to two new mortgage participation agreements being issued in 2007 versus one in 2006.  The increase in bond and mortgage participation redemptions is due to large bond maturities in March and July of 2007.  The decrease in loan principal proceeds received is due to the Bernard National loan being funded in September 2006 in the amount of $16 million offset by loan proceeds received in 2007 from our First United Bank loan and the Prudential Huntoon Paige loan which is funding construction of an apartment facility for one of our subsidiaries – please see Note 17 of the “Notes to Consolidated Financial Statements” for additional information about our loans payable.

Dividends of $517,931 and $508,552 were paid in the first nine months of 2007 and 2006, respectively.

We have $33,133,687 in Investor Bonds coming due or redeemable upon demand in the next 12 months.  $6,617,970 of this amount is for graduated certificates, which allow an investor to redeem their certificate each year on the anniversary date of the purchase.  Based on our past experience, we expect that less than 25% of the graduated certificates will be redeemed for cash during the next 12 months.

Our historical experience indicates that more than 75% of the Five-Year Investor Bond maturities will be reinvested into new Investor Bonds; however, with fewer states available for selling our bonds we estimate that this percentage will drop to around 55-60%.   As discussed on page four, we are currently experiencing a cash shortfall and are working with a number of our borrowers to refinance some of our real estate loans with other lenders.  It is also possible that we will replace our maturing bonds with bank debt which will be secured by specific real estate loan collateral.

Management expects that a new bond series filing will be made with the Securities and Exchange Commission in early 2008.  If approved, this new series will provide us with new dollars to fund our loan portfolio and replacement bonds for our current investors that want to reinvest maturing bonds.

We believe that cash on hand, cash generated by operations and expected refinancing and pay-offs of existing loans, will be sufficient to meet our financing and capital needs for the coming year.  The amount and timing of our future capital requirements will depend on factors such as the origination and funding of new investments and loans, any opportunities for acquisitions of related businesses and the overall success of our marketing efforts for bonds, shares and other securities.

Item 3. Controls and Procedures

The principal executive officer and the principal financial officer of the small business issuer, Cornerstone Ministries Investments, Inc., have, as of September 30, 2007, evaluated the small business issuer’s disclosure controls and procedures, as defined by Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based on their evaluation, they have concluded that those disclosure controls and procedures are designed and implemented effectively to ensure that information required to be disclosed by the small business issuer in the reports that it files or submits under that Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

As of the date of this filing, several states have prohibited us from selling securities in their jurisdictions.  Specifically, New Jersey has prohibited us from selling our Series F bonds to its residents.  Minnesota has ordered us to cease and desist from offering and selling securities to its residents until we are compliant with its laws and until its further order.  Ohio has ordered us to refrain from offering unregistered securities to its residents unless a proper exemption from registration is available.  We have also paid civil fines and made rescission offers, an option we chose in order to avoid excessive litigation costs.  We may also become subject to similar administrative proceedings with states that have not yet contacted us.

In November 2005, Affordable Housing Partnerships, Inc. (“AHP”), a CMI borrower, became aware that McLennan Community College (“MCC”), whose property is adjacent to AHP’s Waco, TX property, was interested in purchasing its property.  AHP made a sales offer to MCC for $4,650,000.  MCC counter offered with a $1,800,000 purchase price, which was rejected by AHP.  In 2006, AHP was sued by MCC in an effort by MCC to condemn the property and take control of the property under Texas eminent domain laws.  The condemnation hearings are currently underway with the first Commissioner Court Hearing set to take place on November 28, 2007.  AHP has advised us of its intent to vigorously defend its rights in this case.  Since CMI is the first mortgage holder on the property, we have a contractual obligation to defend our borrower’s interest in the property.  As such, our legal counsel is working closing with AHP on this case.  As of September 30, the current principal balance of the CMI loan to AHP is $1,739,411.

As of November 10, 2007, we are not a party to any other pending legal proceeding.  We are not aware that any of the properties covered by our mortgage loans is subject to any pending legal proceeding or that any governmental authority is contemplating any legal proceeding involving us or any of those properties, other than as described above.

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)

(1)  Exhibits 31 and 32, Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  No Form 8-K was filed in the first nine months of 2007.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2007

Cornerstone Ministries Investments, Inc. (Registrant)

By: S/Jack Wehmiller

       Jack Wehmiller

       President and acting Chief Financial Officer